Form 10KSB
period 1999-12-31
NETMASTER INC
filed 2000-03-31
CIK 1099728

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934


                         Commission File Number: 0-28311




                          NET MASTER CONSULTANTS, INC.

                      formerly HOUSTON PRODUCE CORPORATION




  Texas                                                             76-027334
(Jurisdiction  of  Incorporation)     (I.R.S.  Employer  Identification  No.)


34700  Pacific  Coast  Highway,  Suite  303,  Capistrano  Beach  CA       92624
(Address of principal executive offices)                             (Zip Code)


Registrant's  telephone  number,  including  area  code:     (949)  248-1765

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     None

Securities  registered  pursuant  to  Section  12(g)  of  the Act:     3,167,800

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[]  (Indicate  by  check  mark  whether  if  disclosure  of  delinquent  filers
('229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/99

     the aggregate number of shares held by non-affiliates was approximately 467,800 the number of shares outstanding of the Registrant's Common Stock was 3,167,800

     Exhibit  Index  is  found  on  page  16

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------
                                  INTRODUCTION

     Our  1934  Act  registration  statement  was  voluntarily filed pursuant to
Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for continued quotation on the Over the Counter Bulletin Board, often called AOTCBB@. Our common stock is presently quoted on the OTCBB. The requirements of the OTCBB are that the financial statements and information about our company be reported periodically to the Commission and be and become information that the public can access easily. This company wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is excused or suspended under the Exchange Act.

     This Company may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and no potential targets have been identified, our business plan is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of our common stock. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our present condition.

--------------------------------------------------------------------------------
                        ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------

(A) HISTORICAL INFORMATION. This Corporation Net Masters Consultants, Inc. was incorporated in Texas on December 28, 1988, as Houston Produce Corporation. The company intended to import fruits and vegetables from Latin America for sale in the United States market; however, it has remained dormant until its reactivation in March of 1997. As of this date, the issuer continues to be a development stage company. On June 24, 1997, we changed our name to Net Masters Consultants, Inc. and increased and changed its authorized capital to 100,000,000 shares of par value $0.0001. We had intended to become a global Internet Media company that would offer a network of branded World-Wide Web programming that would serve millions of users daily. The Registrant intended to provide targeted resources and communications services, attracting a broad range of audiences, based upon demographic, key-subject and geographic interests. To date we have not succeeded in launching operations pursuant to the business plan, and that plan was abandoned, on October 1, 1999. Management is presently engaged in a search for a profitable business opportunity, by acquisition or combination.

     This corporation was not a "Blank Check Company", commonly called a "Blind Pool", as referred to in either Rule 419 or Rule 504, or at any time its founders or others were offered, purchased or acquired the outstanding securities of this Registrant. After abandoning its business plan, it became a company whose business plan was to find a profitable business combination. As a practical matter, it is required to register its common stock pursuant to '12(g) of the 1934 Act, and to pursue continued acceptance for quotation on the OTCBB if it is to have any chance to compete with other issuers or registrants, for business combinations by reverse acquisition. There are no lock-up or shareholder pooling agreements between or among shareholders of this corporation. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

     FOUNDERS SHARES: On December 29, 1988, 33,000 shares of common stock were issued in exchange for organizational services and costs, valued by management at $33.00. These shares were issued to the two founding shareholders. On March 27, 1997, we authorized a 1,000 to one forward split of the existing 33,000 shares to 33,000,000 shares of par value $0.0001, immediately following said forward split, the Corporation resolved to cancel and replace the founders' 33,000,000 shares with 3,000,000 replacement founders' shares.

     FURTHER ISSUANCES: On May 22, 1997, we authorized the issuance of 20,000 shares for $100,000.00, pursuant to Regulation D, Rule 504. On May 12, 1998, we authorized the issuance of 2,800 shares for $2,800.00, pursuant to Regulation D, Rule 504. As a result of the foregoing, on October 16, 1998, we had 3,022,800 shares issued and outstanding, among 48 shareholders. On or about December 29, 1998, we made a further issuance of 50,000 shares to a single investor, pursuant Regulation D, Rule 504, for $5,000.00 cash; and similarly on March 3, 1999, a further placement for cash, of 95,000 shares, pursuant to the Rule.

     As a result of the foregoing, on December 31, 1999, we had 3,167,800 shares issued and outstanding, among approximately 51 shareholders, as follows:



Issuance:
Reference Number               Original   Forward Split
Exemption                      Issuances     1 to 1,000
--------------------------------------------------------
1- section4(2)                    33,000     33,000,000
2- section4(2) Founders Adjustment          (30,000,000)
Subtotal                          33,000      3,000,000
3- section504                                    20,000
4- section504                                     2,800
5- section504                                    50,000
6- section504                                    95,000
Subtotal                                        167,800
Totals                                        3,167,800
========================================================

      Substantially all of our non-affiliate owned shares have become or were from issuance free of restriction in conformity with Rule 144, and might be resold in brokerage transactions, in compliance with that Rule

     SUBSEQUENT EVENT. On January 28,2000, we effected a further forward split of our common stock, two for one. This subsequent event is not reflected in our Audited Financial Statements of December 31, 1999.


      (1) BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING. None from inception to date.

 (B) BUSINESS OF THE ISSUER. This Company has no current business. Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. It has no day to day operations at the present time. Its officers and directors devote only insubstantial time and attention to the affairs of this issuer at the present time, for the reason that only such attention is presently required. Management has adopted a conservative and patient policy of seeking opportunities of exceptional quality, in management's view, and to accept that it may have to wait longer, as a result, before consummating any transactions to create profitability for its shareholder. Management recognizes that the higher the standards it imposes upon itself, the greater may be it's competitive disadvantages with other more attractive acquiring interests or entities. Due to circumstances unique to this Registrant, it is not in a position to consider any specific proposal for the use of this Registrant in reverse merger transactions, for the reason that it is not now qualified for continued quotation on the OTC Bulletin Board on or after February of 2000. Management has determined that it must so qualify itself by this 1934 Act Registration of its common stock, as a class, pursuant to sec12(g) of the Securities Act of 1934, before it can present itself as a viable competitor in the reverse acquisition arena.

     LIMITED SCOPE AND NUMBER OF POSSIBLE ACQUISITIONS: The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. Of course, because of the Company's limited resources, the scope and number of suitable candidate business ventures available will be limited accordingly, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition because of limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another. To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company may incur further risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to prove or predict profitability.

     PROBABLE INDUSTRY SEGMENTS FOR ACQUISITION. While the Company does not intend to rule out its consideration to any particular business or industry segment, Management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high-technology, communication technologies, information services and internet industry segments. It is nevertheless possible that an outstanding opportunity may develop in other industry segments, such as finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or other high-technology areas.

     REPORTING UNDER THE 1934 ACT. Following the effectiveness of this 1934 Act Registration of the common stock of this Registrant, certain periodic reporting requirements will be applicable. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statement prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information. The practical effects of the foregoing requirements on the criteria for selection of a target company are two-fold: first, the target must have audited or auditable financial statements, and the target must complete an audit for filing promptly upon the consummation of any acquisition; and, second, that the target management must be ready, willing and able to carry forth those reporting requirements or face de-listing from the OTCBB, if listed, and delinquency and possible liability for failure to report.

     TRANSACTIONS WITH MANAGEMENT. There is no present or foreseeable potential that this Registrant will acquire a target business or company in which its present management or principal shareholder, or affiliates, have an ownership interest. Consideration has been given to corporate policy in this regard, and it has been determined not to permit any transaction in other than an arm's length acquisition of business assets owned and controlled by unrelated third party interests. The basis for this policy is two fold: first, that related party transactions are unnecessary in the judgment of management and involve risks not necessary to invite; and second that related party transactions do not offer the potential profitability for shareholders, that management believes exists presently in the market place for public issuers amenable to reverse merger transactions.

     FINDERS FEE FOR MANAGEMENT. No finder's fees will be payable to Management in connection with any forseeable reverse acquisition. Management is identified with the principal shareholder. The Principal Shareholder's remaining share ownership following any reverse acquisition, and the Principal Shareholder might be expected to sell its controlling interest for consideration from the acquiring shareholders of the acquisition target. Depending on the quality of the target company, the principal shareholder may sell all, some, or none of the control block, as matters for arm's length deal-making, when it comes to that stage. Additionally, the Principal Shareholder is the Principal Consultant and provides, has provided and may provide corporate services to the Registrant, billable hourly in an established and customary manner. No finders fees, commissions or other bonuses to Management, Principal Shareholder, or affiliates, for securing or in connection with any acquisition, will be paid or payable, as a matter of both current economic conditions and corporate policy. Management has determined that in its view of the current market for such transactions, such fees or bonuses are not justifiable.

    CONSULTANTS. This Registrant has two consultants (1) Intrepid Internaitonal Ltd.,a Nevada.Corporation, in which Dan Sifford, our former Officer and director is an affiliate; and (2) Nora Coccaro, our sole remaining officer and director. Accordingly, our officers and directors, former and current, classify themselves as consultants.No other consultants are presently engaged nor are there any plans to retain any consultants currently or for the foreseeable future. It is, of course, conceivable that should a target business be acquired, one or more consultants may be sought out by the management of the acquired entity, following a change of control. As of this time, there is no basis upon which Management could base anything more than mere speculation as to what manner of consultant, what criteria for seeking or selecting consultants, or what term of service any such consultant might require; for the reason that all such consideration would be matters before the Management of the Registrant only after a change of control which would result from a reverse acquisition.

     LOAN FINANCING NOT ANTICIPATED. There are no foreseeable circumstances under which loan financing will be sought or needed during Registrant's present development stage.

     DEPENDENCE ON MANAGEMENT. This Company is required to rely on Management's skill, experience and judgement, both in regard to extreme selectivity, and in any final decision to pursue any particular business venture, as well as the form of any business combination, should agreement be reached at some point to acquire or combine. Please see Item 2 of this Part, Managements Discussion and Analysis or Plan of Operation, and also Item 7 of this Part, Certain Relationships and Related Transactions.

      (1)  PRINCIPAL  PRODUCTS  OR  SERVICES  AND  THEIR  MARKETS.
                                   [None.]

      (2)  DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES.
                                   [None.]

      (3)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR SERVICE.
                                   [None.]

      (4) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. This Registrant became a candidate for reverse acquisition transactions only this past October. Management, in evaluating market conditions and unsolicited proposals, has formed the estimate that the selection of a business combination is probable within the next twelve months. There is no compelling reason why this Registrant should be preferred over other reverse-acquisition public corporation candidates. It has no significant pool of cash it can offer and no capital formation incentive for its selection. It has a limited shareholder base insufficient for acquisition target wishing to proceed for application to NASDAQ. In comparison to other "public shell companies" this Registrant is unimpressive, in the judgement of management, and totally lacking in unique features which would make it more attractive or competitive than other "public shell companies". While management believes that the competition of other "public shell companies" is intense and growing, it has no basis on which to quantify its impression. This Registrant is not desperate or overly eager to find a business partner, and its management has resolved to allow such time as may be required to find an opportunity of superior value and potential. Notwithstanding the confidence of management in its knowledge, skill and that of its consultants and principal shareholder, there can be no assurance that this issuer will prove competitively attractive to the kinds of transactions it seeks. Please See the Item 2 of this part, Management Discussion and Analysis, for more information and disclosure.

      (5) SOURCES OF AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS. Not Applicable.

      (6)  DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS.  Not  Applicable.

      (7) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS.
                                     [None.]

      (8) NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND STATUS. Not Applicable.

      (9) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Not Applicable. However, this issuer would expect to maintain its corporate status with the State of its incorporation, and would file its tax returns and reports required to be filed with the Commission. This issuer wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this issuer will be eligible for continued quotation on the OTCBB for the purchase and sale of the shares of its common stock in brokerage transactions. In connection with such continuation on the OTCBB, this Registrant would expect to comply with NASD regulations, to the extent that any such regulations are applicable to the conduct of the Registrant's affairs.

      (10) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS.
                                    [None.]

      (11) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS. Not Applicable.

      (12) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. None. The Registrant has two officers who devote an insubstantial amount of time to the affairs of this Registrant and who serve without compensation.

      (13) YEAR 2000 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. None. The issuer has no computers or digital equipment of its own, no suppliers or customers. Accordingly, the issuer has determined that it is faced with no year 2000 compliance issues other than those shared by the public in general.

(C) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(D)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions at this time.

                        ITEM 2.  DESCRIPTION OF PROPERTY.

We have no property and enjoy the non-exclusive use of offices and telephone of its officers and attorneys.

                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                     [None]

             The Remainder of this Page is Intentionally left Blank

                                     PART II

           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


(A) MARKET INFORMATION. The Common Stock of this corporation is quoted Over the Counter on the Bulletin Board ("OTCBB"). There was no substantial market activity before December 1998. Based upon standard reporting sources, the following information is provided:

period    high bid  low bid
---------------------------
1st 1999      6.25     4.50
2nd 1999      7.00     5.00
3rd 1999      5.19     2.88
4th 1999      6.75     4.56
===========================

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions, and is based upon standard reporting sources, taken off the Internet.

 (B) HOLDERS. There are presently approximately 51 shareholders of the common stock of this Registrant.

 (C) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock or other Stock and no such payment is anticipated in the foreseeable future.

 (D) REVERSE ACQUISITIONS. A reverse acquisition of a target business or company would be expected to involve a change of control of the Registrant, and the designation of new management. The financial statements of this Registrant would become largely unreflective of the true condition of the Registrant after such an acquisition. Shareholder approval would be solicited, pursuant to the laws of the State of Nevada, to approve the acquisition, change of control, and any material corporate changes incidental to the reorganization of this Registrant. In connection with the solicitation of shareholder approval, whether or not proxies are solicited, the Registrant would provide shareholders with the fullest possible disclosure of all information material to shareholder consideration, and such disclosure would include audited financial statements of the target entity, if available. If shareholder approval is sought in advance of audited financial statements of an acquisition target, the authority of management to consummate any transaction would be contingent on a proper audit of the target meeting the criteria of any un-audited information relied upon by shareholders.

(E) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

(F)  SALES  OF  UNREGISTERED  COMMON  STOCK  1999.

Date     Title     Exemption     Price     Amount     Services
----------------------------------------------------------------------
3/3/99     Common  Stock     Rule  504     $0.10     95,000     $9,500
----------------------------------------------------------------------

--------------------------------------------------------------------------------
Issued for professional and consulting services, to Intrepid International, S.A., 24843 Del Prado, Suite 318, Dana Point, CA 92629. "Services" included repayment of substantial advances for legal services, copying, printing and various filing fees and miscellaneous expenses. These shares are no longer owned by or for Intrepid, they having been sold into the market in brokerage transactions.
================================================================================

--------------------------------------------------------------------------------
       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

 (A) PLAN OF OPERATION NEXT TWELVE MONTHS. This Company has no current business. Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. This Issuer's Management, and this Issuer's Principal shareholder are in continuous receipt of proposals from high-technology, telecommunication and internet projects, some new start-up, some with significant research and development in progress. It has not been and is not believed to be necessary for this Issuer to advertise, or for management to travel in search of candidates. It is likely that management might travel in connection with a candidate it intends to select and with which it intends to enter into a committed relationship. Extensive due diligence and evaluation of proposals is made by the principal shareholder in connection with its own business, and perforce for the benefit of this Issuer.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. This Company has no immediate or forseeable need for additional funding, from sources outside of its circle of shareholders, and their consultants, during the next twelve months. The expenses of its audit, legal and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock, have been and continue to be advanced by its management and principal shareholder. No significant cash or funds are required for its Management to evaluate possible transactions. Management reports that proposals are regularly made to the management and that it has not proven necessary for management to engage in costly search procedures. The issuer enjoys the non-exclusive use of office, telecommunication and incidental supplies of stationary, provided by its Officers and Attorneys, who are related to its sole Consultant. The Officers, Directors, and Attorneys of this Registrant are substantially the same as those of its sole consultant, such that its maintenance expenses are minimal and manageable during this period and for the foreseeable future.

     In the event, contrary to the expectation of management, that no combination is made within the next twelve months, this issuer may be forced to deal with minimal costs involved in maintenance of corporate franchise and filing reports as may be required, when and if this 1934 Act registration is effective. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000.00. These expenses would involve legal and auditing expenses. The Consultant and Counsel have agreed, informally, to defer compensation, pending acquisition. It is possible that any advances may be settled by compensation in common stock. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation.

     The  following  language  is  found in Note 1-a of the independent auditor:
"The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its intention on raising capital in order to pursue its goals." Then, at Note 2: "It is management's plan to find an operating company to merge with." Again at Note 3:
"The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

      After some unsuccessful efforts to launch operations, the original business plan was abandoned, on or about October 15, 1999. The Registrant has no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, its plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. The issuer will be concentrating on selecting a business combination candidate, when its 1934 Act Registration is effective and complete. No current fund raising programs are being conducted or contemplated before merger, acquisition or combination is announced, and then any such capital formation would be offered to investors based upon the assets and businesses to be acquired, and not on this Registrant in its present condition, without businesses, revenues, or income producing assets.

     It is unlikely that this company can attract capital before it identifies an acquisition target. It is likely that this company can attract capital when it has done so, based upon the attractiveness of businesses and assets to be acquired.

     This Issuer does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so. It is in the compelling interest of this Issuer to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Issuer's intended application for submission be effective.

     SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.
                                        [None.]

     EXPECTED  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT.
                                        [None.]

     EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.
                                         [None.]

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. This Registrant has not succeeded in launching operations during the past two fiscal years. It has had no revenues to date. It has incurred some expenses during these periods.

                          1999    1998
--------------------------------------
Auditing                  0.00   1,853
Bank Charges              0.00       0
Travel                    0.00       0
Legal and Professional    0.00  28,695
Filing Fees               0.00       0
Other Accounting          0.00     250
Transfer Agency           0.00     500
Contract Services         0.00   2,500
Misc                      0.00       0
TOTALS                  80,025  33,798
======================================

      (2) FUTURE PROSPECTS. We are unable to predict when it may participate in a business opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantages with respect to other public or semi-public issuers. Notwithstanding the foregoing cautionary statements, assuming the continuation of current conditions, this issuer would expect to proceed to select a business combination within no sooner than six months nor expect to close an acquisition in a shorter period than within the next twelve months. It cannot attract a partner before it can perfect the continued quotation of its common stock on the OTCBB by this 1934 Act Registration.

 (C) REVERSE ACQUISITION CANDIDATE. This corporation is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of the Issuer at such time. This would likely take the form of a reverse acquisition. That means that this issuer would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this corporation to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this issuer in form, but would be an acquisition of this issuer in substance. Capital formation issues for the future of this Issuer would arise only when targeted business or assets have been identified. Until such time, we has no basis upon which to propose any substantial infusion of capital from sources outside of our circle of affiliates.

     Targeted acquisitions for stock may be accompanied by capital formation programs, involving knowledgeable investors associated with or contacted by the owners of a target company. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this Issuer for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure of and reliance on the businesses and assets to be acquired, and not upon the present or future condition of this Issuer without revenues or substantial assets.

--------------------------------------------------------------------------------
                         ITEM 7.  FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
     Please see the Exhibit Index found on page 16 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.

--------------------------------------------------------------------------------
                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

                                     [None.]


             The Remainder of this Page is Intentionally left Blank

--------------------------------------------------------------------------------
                                     PART  III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                     ITEM 9.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

     The following persons are Officers/Directors of Registrant, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place before a targeted acquisition or combination is determined.

     J. Dan Sifford, Jr. (age 61) is a director and President of Registrant. He grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been its president continuously during each of the past five years.

      Mr. Sifford is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. The following disclosure identifies those public companies: Air Epicurean, Inc., All American Aircraft, Earth Industries, DP Charters, Inc., Ecklan Corporation, EditWorks, Ltd., Market., Market Formulation & Research, Inc., NetAir.com, Inc., NSJ Mortgage Capital Corporation, Inc., North American Security & Fire, Oasis 4th Movie Project, Professional Recovery Systems, Inc., Richmond Services, Inc., Telecommunications Technologies, Ltd., and World Staffing II, Inc.

     Of these last mentioned companies, he is currently serving in this Registrant, in DP Charters, in Ecklan Corporation, in Oasis 4th Movie Project, in Richmond Services, Inc, and in NetAir.com, Inc.

     Nora Coccaro (age 43) is a director and corporate secretary of Registrant. She grew up in Montevideo, Uruguay, where she attended medical school at the University of Uruguay. She has been involved in the North and South American financial communities for the past 15 years, participating in management of public companies and particularly in
Canadian and American mining activities in South America. She was Venezuelan Operations Manager of Ourominas Minerals Inc. from 1995 until 1997. In 1996 and 1997, she was retained by Homestake Mining Company as consultant in Central America to review mineral title administration procedures, land status and market research. In 1998, Ms. Ms Coccaro was appointed Director of Americana Gold & Diamond Holdings, Inc. a Nasdaq Bulletin Board company and from 1998 until May 1999 she was Director and Executive Vice-President of Black Swan Gold Mines, a Toronto Senior company.
Since September 1998 she also served as the Consul of Uruguay to Western Canada.

--------------------------------------------------------------------------------
                        ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

     Neither J. Dan Sifford nor Nora Coccaro are compensated directly by this Registrant. Mr. Sifford is compensated indirectly as an Officer of the Registrant's Sole consultant, Intrepid International, S. A. (Panama)/Intrepid International, Ltd. (AIntrepid US@). Intrepid bills the Registrant on a time/fee basis. Mr. Sifford's compensation from Intrepid is not directly related or linked to the amount of fees billed by Intrepid for Mr. Sifford's actual time/fee. For more information and expanded disclosure, please refer to the following Item 12 of this Part.

--------------------------------------------------------------------------------
    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. These following 5% or more shareholders are unrelated to Management or to its sole consultant. Neither management, nor any affiliate of management, or of the consultant to management, has any interest in any of the following shareholders, nor do any of the following shareholders possess any interest or affiliation with either management or its consultant.

5% Owners                      # Shares  % of Total
---------------------------------------------------
MFC Merchant Bank S.A.          270,000        8.52
6, Cours de Rive
CH-1211 Geneva 3
Switzerland
---------------------------------------------------
Euroswiss Securities Ltd.       270,000        8.52
Queensway House
Queen Street
St. Helier, Jersey
Channel Islands
---------------------------------------------------
Harpings Management Ltd.        270,000        8.52
Market Street
Douglas, Isle of Man
---------------------------------------------------
MFC Securities AG               270,000        8.52
B rglistrasse 6
CH-8002 Z rich
Switzerland
---------------------------------------------------
First Capital Invest Corp.      270,000        8.52
M hlebachstrasse 54
CH-8032 Z rich
Switzerland
---------------------------------------------------
Valorinvest Ltd.                270,000        8.52
Quai des Bergues
CH-1201 Geneva
Switzerland
---------------------------------------------------
Value Invest Ltd.               270,000        8.52
Letzigraben 89
CH-8040 Z rich
Switzerland
---------------------------------------------------
Pensbreigh Holdings Ltd.        270,000        8.52
Chancery Chambers
Bridgetown, Barbados
---------------------------------------------------
Volendam Securities C.V.        270,000        8.52
Veerkade 2
NL-3016 de Rotterdam
Postbus 23444
NL-3001 KK Rotterdam
Netherlands
---------------------------------------------------
Noble Trading                   270,000        8.52
Shipley House
So. Shipley Street
P.O. Box N-7755
Nassau, Bahamas
---------------------------------------------------
Total 5% Owners               2,700,000       85.23
---------------------------------------------------
Total Issued and Outstanding  3,167,800      100.00
===================================================

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant.

  Name and Address of Beneficial Owner   Actual           %
                                         Shares
                                         Owned
-----------------------------------------------------------
Nora Coccaro  (1)                              -0-     0.00
1177 W. Hastings, Suite 1818
Vancouver BC V6E 2K3
J. Dan Sifford, Jr. (1)                        -0-     0.00
62 Bay Heights Drive
Miami, Florida 33133
All Officers and Directors as a Group            0     0.00
Total Shares Issued and Outstanding      3,167,800   100.00
===========================================================

(1) Mr. Sifford and Ms. Coccaro are presently Interim Officers and Directors, for the benefit of Shareholders. Mr. Sifford is an officer of the Registrant's sole consultant. Neither Mr. Sifford nor the consultant are shareholders of the Registrant. Please see the following Items 5, 6 and 7 for expanded disclosure and further information.

     SUBSEQUENT EVENT. On January 4, 2000, we effected a further forward split of our common stock, two for one. This subsequent event is not reflected in our Audited Financial Statements of December 31, 1999.

 (C) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer. The Issuer is searching for a profitable business opportunity. The Issuer is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of the Issuer at such time.

This would likely take the form of a reverse acquisition. That means that this issuer would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this issuer to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this issuer in form, but would be an acquisition of this issuer in substance.

--------------------------------------------------------------------------------
            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

     Intrepid International, S. A. ("intrepid") is the sole consultant of this Registrant. The Officer/Director of this Registrant is an affiliate of Intrepid. Intrepid International, S. A. was incorporated in the Republic of Panama in 1984 to offer financial services to natural resource companies, primarily those engaged in the production of oil and gas. Following the world wide collapse of oil prices in the mid-eighties, Intrepid broadened the focus of its universe of support services to include a wider range of companies, with an emphasis on public companies and private companies, companies engaged in the transition from privately held to publicly held, and development stage companies, whether public or private, requiring professional business and corporate guidance. In August of 1997 the Company sought a United States Representative and entered into a relationship with a group of corporate and business specialists who, after contracting with the Company, incorporated as Intrepid International, Ltd. ("Intrepid US") to provide the required representation and agency for the Company in North America and Europe. Intrepid US is incorporated in the State of Nevada. Intrepid is not an investment banker, nor a broker or dealer in securities. Intrepid is a provider of technical support services to client companies, generally, and an occasional investor for its own account. It is not, and its officers and affiliates are not shareholders of this Registrant. The services of Intrepid and its associated counsel are billed monthly on a time/fee basis. Please see Exhibits 6.1, 6.2 and 6.3 for the retainer agreements by which Intrepid and its associated counsel were and are retained.

     J. Dan Sifford, Jr., is the United States Managing Director for Intrepid International, S.A. (Panama). He is fluent in the Spanish Language. His biographical information is found under Item 5 of this Part, Directors, Executive Officers, Promoters and Control Persons.

     The officers and directors of Intrepid International, Ltd. (Nevada) (Intrepid US) are two individuals; Kirt W. James, and J. Dan Sifford, Jr. The Officers, Owners and Directors of the Panama parent do not direct or participate in the management of this Registrant.

      For purposes of the following paragraphs of this Item, "company" refers to the consultant Intrepid International, S.A., a Panama Corporation, and does not refer to the Registrant.

     Laurencio Jaen O., an original incorporator who has served as President and Director of the Company since its inception in 1984, resides in Panama City, Republic of Panama. He is, and has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Jaen was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the worlds largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

     Teodoro F. Franco L., Secretary and a Director of the Company, has, for thirty years, been a specialist in maritime and aviation law. Mr. Franco is a partner in Franco and Franco, a Panama law firm with offices around the world.

In addition to his law practice he has served as Panamanian Consul to Liverpool, England and for the past five years as Ambassador to Great Britain. The firm of Franco and Franco is regarded with the highest degree of integrity and professionalism in the business and political community in Panama with its partners and several of its associates holding or having held public office in Panama. The firm practices maritime, aviation and commercial law and currently is the legal firm for: IBERIA (the Spanish national airline), KLM (the Dutch national airline), VIASA (the Venezuelan national airline), Aeroflot (the Russian national airline) and various smaller Latin American national airlines as well as being the registered agents for thousands of ocean going ships around the world flying the Panamanian flag. Mr. Franco brings to the Company a wealth of international legal, commercial and diplomatic experience.

     Leopoldo Kennion G., Treasurer and a Director of the Company, is, and has for twenty years, been a Certified Public Accountant specializing in international accounting and is an associate in the law firm of Franco and Franco. Mr. Kennion practices maritime, aviation and commercial accounting serving the specialized needs of the transnational clients of Franco and Franco by providing an interface between them and their auditors.

--------------------------------------------------------------------------------
   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.
                                     [None.]

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

     Exhibit      Table Category  /  Description of Exhibit          Page Number
                                      Table
                                                                               #
            [2]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
     2.1      Articles of Incorporation: Houston Produce Corporation          40
     2.2      Articles of Amendment: Net Master Consultants, Inc.             50
     2.3      By-Laws                                                         54
--------------------------------------------------------------------------------
                            [6]   MATERIAL CONTRACTS
--------------------------------------------------------------------------------
     6.1     Financial Services Consulting Agreement                          61
     6.2     Attorney Disclosure and Special Relationship Agreement           76
     6.3     Attorney Disclosure and Special Relationship Agreement           80
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
F-1     Audited  Financial  Statements  for years ending December 31, 1999, 1998
================================================================================

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                          NET MASTER CONSULTANTS, INC.

                      formerly HOUSTON PRODUCE CORPORATION

                       by



                ______/s/_______
                 Nora  Coccaro
            Director  and  President

--------------------------------------------------------------------------------
                                   EXHIBIT 2.1
                            ARTICLES OF INCORPORATION
                           HOUSTON PRODUCE CORPORATION
                             FILED DECEMBER 28, 1982
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            ARTICLES OF INCORPORATION

                                       OF
                           HOUSTON PRODUCE CORPORATION
--------------------------------------------------------------------------------


                                    PREAMBLE

          We, the undersigned natural persons, of the age of eighteen (18) years or more, acting as incorporators of a corporation under the Texas Business
Corporation Act, do hereby adopt the following Articles of Incorporation for such corporation:

                                      NAME

           The name of the corporation is HOUSTON PRODUCE CORPORATION.
                                       II.
                                    DURATION

             The period of duration of the corporation is perpetual.
                                      III.
                                     PURPOSE

          The purposes f or which the corporation is organized are to engage in any and all lawful business for which corporations may be incorporated under the Business Corporation Act of the State of Texas.

                                       IV.
                                     SHARES

     Preferred  Shares  Series  'A"  with  Par  Value.
     Preferred  Shares  Series  "B"  without  Par  Value.
     Preferred  Shares  Series  'C"  with  Par  Value.
     And  Common  Shares  with  Par  Value.

          The corporation is -authorized to issue four classes of shares to be designated respectively 'Preferred Shares Series 'A", "Preferred Shares Series "B", "Preferred Shares Series "C", and "Common Shares". The total number of Preferred Shares Series 'A' the corporation is authorized to issue is 15,000,000 and the par value of each such shares is $10.00. The total number of Preferred Shares Series 'B" the corporation is authorized to issue is 100,000 and all such shares are without par value. The total number of Preferred Shares Series 'C' the corporation is authorized to issue is 15,000,000 and the par value of each such shares is $10.00. The total number of Common Shares the corporation is authorized to issue is 100,000 and par value of each such shares is $1.00.

Dividends  on  Preferred  Shares

Series  "A"  and  "C"


     The holders of the preferred shares Series "A" and "C" shall be entitled to receive dividends out of any funds legally available therefor, at the rate of nine and one-half percent (9 1/2%) per annum of the par value thereof, and no more, payable in preference and priority to any payment of any dividend on common shares and payable in cash quarterly in the months of March, June, September and December, or otherwise, as the Board of Directors may from time to time determine. The right to such dividends on preferred shares shall not be cumulative, and no right shall accrue to the holders of such shares by reason of the Board's failure to pay or declare and set apart dividends thereon for any given period as herein provided.

Noncumulative  and  Non  participaing  Liquidations  Preferences


     On any voluntary or involuntary liquidation of the corporation, the ho - Idars of the preferred shares shall receive an amount equal to t-he par value of such shares plus any dividends declared and unpaid thereon, and no more, before any amount shall be paid to the holders of the common shares. If the assets of the corporation should be insufficient to permit payment to the preferred shareholders of their full preferential amounts as herein provided, then such assets shall be distributed ratably among the outstanding preferred shares. Subject to such preferential rights, the holders of the common shares shall receive, ratably, all remaining assets of the corporation. A consolidation or merger of the corporation with or onto any other corporation, or a sale of all or substantially all of the assets the corporation shall not be deemed a liquidation, dissolution, or winding up of the corporation within the meaning of this paragraph.

                                Redemption Clause

     (1) The corporation, at the option of the Board of Directors, may at any time redeem the whole, or from time to time redeem any part, of the Series "A" and/or Series 'C" preferred shares but not Series "B" preferred shares outstanding by paying in cash or equivalent property value therfor the sum of $10.00 per share, [plus all dividends declared but unpaid] thereon as provided in this Article to and including the date of redemption, hereinafter referred to as the "redemptive price," and by giving to each Series 'A' and/or Series 'C' preferred shareholder of record at his last known address, as shown on the records of the corporation, at least twenty, but not more than fifty, day's prior notice personally or in writing, by mail, postage prepaid, stating the class or series or part of any class or series of shares to be redeemed and the date and plan of redemption, the redemptive price, and the place where the shareholders may obtain payment of the redemptive price on surrender of their respective share certificates, hereinafter called the "redemption notice." Should only a part of the outstanding preferred shares be redeemed, such redemption shall be effected by lot, or pro rata, as prescribed by the Board of Directors; provided, however, that no preferred shares shall be redeemed unless all accrued dividends on all outstanding preferred shares shall have been paid for all past dividend periods and full dividends for the current period on all outstanding preferred shares, except those to be redeemed, shall have been paid or declared and set apart for payment. On or after the date fixed for redemption, each holder of shares called for redemption shall, unless he shall have previously exercised his option to convert his preferred shares as provided in this Article, surrender his certificate for such shares to the corporation at the place designated in the redemption notice and shall thereupon be entitled to receive payment of the redemptive price. Should less than all the shares represented by any surrendered certificate be redeemed, a new certificate for the unredeemed shares shall be issued. If the redemption notice is duly given and if sufficient funds are available therefor on the date fixed for redemption, then, whether or not the certificates evidencing the shares to be redeemed are surrendered, all rights with respect to such shares shall terminate on the date fixed for redemption, except for the right of the holders to receive the redemption price, without interest, on surrender of their certificate therefor.

     (2) If, on or prior to any date fixed for redemption of -preferred shares as herein provided, the corporation deposits with any bank or trust company in Texas, or any bank or trust company in the United States duly appointed and acting as transfer agent for the corporation, as a trust fund, a sum sufficient to redeem, on the date fixed for redemption thereof, the shares called for redemption, with irrevocable instructions and authority to the bank or trust company to publish the notice of redemption thereof, or to complete such publication if theretofore commenced, and to pay, on and after the date fixed for redemption or prior thereto, the redemptive price of -the shares to their respective holders on surrender of their share certificates, then from and after the date of the deposit, even though such date may be prior to the date fixed for redemption, the shares so called shall be deemed to be redeemed and dividends on those shares shall cease to accrue after the date fixed for redemption. The deposit shall be deemed to constitute full payment of the shares to their holders and from and after the date of the deposit the shares shall be deemed to be no longer outstanding, and the holders thereof shall cease to be shareholders with respect to such shares and shall have no rights with respect thereto, except the right to receive from the bank or trust company payment of the redemptive price of the shares, without interest, on surrender of their certificates therefor, or the right to convert said shares to common stock as provided in this Article. Any money so deposited on account of the redemptive price of preferred shares converted after the making of the deposit shall be repaid to the corporation forthwith on the conversion of such preferred shares.

     (3) Shares redeemed by the corporation shall be restored to the status of authorized but unissued shares of the corporation.

(4)     Series  "B'  preferred  shares  shall  not  be  redeemable.

                Conversion Rights of Series "B" Preferred Shares


     (1) The holder of any Series "B' preferred shares, shall at his option on delivery to the corporation of his written notice electing to convert said shares to common shares and on surrender at the office of the corporation or office of the transfer agent for such shares, duly endorsed to the corporation, be entitled to receive ninety-nine one hundredths (.99) share of common stock for each share of Series "B" preferred stock so converted.

     (2) Provided, however, that the number of common shares to be issued as provided in Subparagraph I of this Paragraph shall be adjusted by appropriate amendment of said Subparagraph I to take into account any and all increases or reduction in the number of outstanding common shares which may have accrued since the date of the first issuance of the Series 'B" preferred shares by reason of a stock split, share dividend, merger, consolidation, or other capital change or reorganization affecting the number of outstanding common shares so as fairly and equitably to preserve so far as reasonably possible the original conversion rights of the preferred shares, and provided further that when such adjustment is required no notice of redemption shall be given until such amendment and adjustment shall have been accomplished.

      (3) . Neither fractional shares, nor scrip or other r-certificates evidencing such shares, shall be issued by the corporation on conversion of the Series 'B" preferred shares as herein provided, but the corporation shall pay in lieu therof the full value in cash to the holders who would but for this provision be entitled to receive such fractional shares.

(4)     Series  'B"  preferred  shares  so  converted  shall  not  be  reissued.

     (5) The corporation shall at all times reserve and keep available out of its authorized but unissued common shares solely for the purpose of effecting conversion of its Series "B" preferred shares the full number of common shares deliverable on conversion of all Series "B' preferred shares from time to time outstanding and shall obtain and keep in force such permits with the Texas Securities Commissioner or other appropriate authorities as may be required in order to enable it lawfully to issue and deliver such number of common shares.

          Voting Rights of Common Stock and Preferred Shares Series "B"


     Holders of common stock and Preferred Shares Series "B" stock in this corporation shall be entitled to one vote for each and every share standing in his, her or its name at any and all meetings of the stockholders of the corporation. The common stock shall be entitled as a class to elect one (1) of the directors of this corporation, and the Preferred Shares Series 'B" stock shall be entitled as a class to elect two (2) of the directors of this corporation, so long as the By-Laws provide for three (3) directors. If the By-Laws provide for a different number of directors (but never less than one), the common stock shall be entitled to elect one less the Preferred Shares Series 'B" stock, and the Preferred Shares Series 'B" stock shall be entitled to elect one or more directors than the common stock.

Restrictions  on  Preemptive  Rights


     No holder of any shares of any class of stock of the corporation shall, as such holder, have any preemptive or preferential right to receive, purchase, or subscribe to (1) any unissued or treasury shares of any class of stock (whether now or hereafter authorized) of the corporation, (2) any obligations, evidences of indebtedness, or other securities of the corporation convertible into or exchangeable for,, or carrying or accompanied by any rights to receive, purchase, or subscribe to, any such unissued or treasury shares, (3) any right of subscription to or to receive, or any warrant or option for the purchase of, any of the foregoing securities, (4) any other securities that may be issued or sold by the corporation, other than such (if any) as the Board of Directors of the corporation, in its sole and absolute discretion, may determine from time to time.

     No shareholder shall have the right to cumulate his votes at any election for directors of this corporation.

                              Transfer Restrictions


     Before there can be a valid sale or transfer of any of the shares of the corporation by any holder thereof, such holder shall first offer said shares to the corporation and then to the other holders of common shares in the following manner:

     (1) Such offering shareholder shall deliver a notice in writing by mail or otherwise, to the Secretary of the corporation stating the price, terms, and conditions of such proposed sale or transfer, the number of shares to be sold or transferred, and his intention to so sell or transfer such shares. Within thirty (30) days thereafter, the corporation shall have the prior right to purchase such shares so offered at the price and on the terms and conditions stated in the notice; provided, however, that the corporation shall not at any time be permitted to purchase all of "'its outstanding voting shares. Should the corporation fail to purchase the shares at the expiration of the thirty (30) day period, or prior thereto decline to purchase the shares, the Secretary of the corporation shall, within five (5) days thereafter, mail or deliver to each of the other (common) shareholders of record a copy of the notice given by the shareholder to the Secretary. Such notice may be delivered to the shareholders personally, or may be mailed to them at their last known address as such address may appear on the books of the corporation. Within thirty (30) days after the mailing or delivering 6f the copies of the orders to the shareholders, any such shareholder or shareholders desiring to acquire any part or all of the shares referred to in the notice shall deliver by mail, or otherwise, to the Secretary of the corporation a written offer or offers, expressed to be acceptable immediately, to purchase a specified number of such shares at the price and on the terms stated in the notice. Each such offer shall be accompanied by the purchase price therefor with authorization to pay such price against delivery of the shares.

     (2) If the total number of shares specified in the offers to purchase exceeds the number of shares to be sold or transferred, each offering shareholder shall be entitled to purchase such proportion of such shares as the number of shares of the corporation which he holds bears to the total number of shares held by all shareholders desiring to purchase the shares.

(3) If all the shares to be sold or transferred are not disposed of under such appointment, each shareholder desiring to purchase shares in a number in excess of his proportionate share, as provided above, shall be entitled to purchase such proportion of those shares which remain thus undisposed of, as the total number of shares which he holds bears to the total number of shares held by all of the shareholders desiring to purchase shares inexcess of those to which they are entitled under such appointment.

(4) If within said thirty (30) day period, the offer or offers to purchase aggregate less than the number of shares to be sold or transferred, the shareholder desiring to sell or transfer such shares shall not be obligated to accept any such offer or offers and may dispose of all of the shares referred to in his notice to any person or persons whomsoever; provided, however, that he shall not sell or transfer such shares at a lower price or on terms more favorable to the purchaser or transferee than those specified in his notice to the Secretary of the corporation.

                                Voting Rights of
                       Preferred Shares Series "A" and "C"


     Preferred Shares Series "A' and Series 'C" shall have no voting rights except those granted by law. The holders of Common Stock and-Preferred Shares Series "B" shall have the exclusive voting rights and powers, including the exclusive right to notice of shareholders meetings.

                                       V.
                                REQUIRED CAPITAL


     The corporation will not commence business until it has received for the issuance of its shares consideration of the value of One Thousand Dollars ($1,000.00), consisting of money, labor done, or property actually received, which sum is not less than One Thousand Dollars ($1,000.00).

                                       VI.
                           REGISTERED OFFICE AND AGENT


     The address of its registered office is 2001 Kirby Drive, Suite 1008, Houston, Texas 77019, and the name of its registered agent at such address is JAMES T. MAHAN.

                                       VII
VOTING  REQUIREMENTS  FOR  CORPORATE  ACTIONS


     Subject to the Business Corporation Act of the State of Texas and as permitted by Article 9.08 of such Act, the decision to amend its Articles of Incorporation, to sell any and all of its assets, to enter into a corporate merger or acquisition, to issue securities, to dissolve the corporation or to take any action required by shareholders in accordance with such Act, may be made by the affirmative vote of shareholders owning at least fifty-one percent (51%) of the issued and outstanding shares of the common stock of the corporation at the time of voting.

                                      VIII.

                             INTERESTED TRANSACTIONS


     Except as may be otherwise provided in the Texas Business Corporation Act, no contract, act, or transaction of the corporation with any person or persons, firm, trust, or association, or any other corporation shall be affected or invalidated by the fact that any Director, officer, or shareholder of this corporation is a party to, or is interested in, such contract, act, or transaction, or in any way connected with any such person or persons, firm, trust, or association, or is a Director, officer, or shareholder of, or otherwise interested in, any such other corporation, nor shall any duty to pay damages on account of this corporation be imposed upon such Director, officer, or shareholder of this corporation solely by reason of such fact, regardless of whether the vote, action, or presence of any such Director, officer, or shareholder may be, or may have been, necessary to obligate this corporation on, or in connection with, such contract, .act, or transaction, provided that, if such vote, action, or presence is, or shall have been, necessary, such interest or connection (other than an interest as a non-controlling shareholder of any such other corporation) be known or disclosed to the Board of Directors of this corporation.

                                       IX.
                                 INDEMNIFICATION


     Each Director and officer or former Director or officer or any person who may have served at the request of this corporation as a Director or officer of another corporation in which this corporation owns shares of capital stock or of which this corporation is a creditor (and their heirs, executors, and administrators) may be indemnified by the corporation against reasonable costs and expenses incurred by him in connection with any action, suit, or proceeding to which he may be made a party by reason of his being or having been such Director or officer, except in relation to any actions, suits, or proceedings in which he has been adjudged liable because of willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of his office, or in the event of a settlement, each Director and officer (and his heirs, executors, and administrators) may be indemnified by the corporation against payments made, including reasonable costs and expenses, provided that such indemnity shall be conditioned upon the prior determination by a resolution of two-thirds (2/3) of those members of the Board of Directors of the corporation who are not involved in the action, suit, or proceeding that the Director or officer has no liability by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of his office, and provided further that if a majority of the members of the Board of Directors of the corporation are involved in the action, suit, or proceedings, such determination shall have been made by a written opinion of independent counsel. Amounts paid in settlement shall not exceed costs, fees, and expenses which would have been reasonably incurred if the action, suit, or proceeding had been litigated to a conclusion. Such a determination by the Board of Directors, or by independent counsel, and the payments of amounts by the corporation on the basis thereof shall not prevent a shareholder from challenging such indemnification by appropriate legal proceedings on the grounds that the person indemnified was liable to the corporation or its security holders by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of his office. The foregoing rights and indemnification shall not be exclusive of any other rights to which the officers and Directors may be entitled according to law.

                                       X.
                                    DIRECTORS


     The  number of Directors constituting the initial Board of Directors is one
(1), and the name and address of the person who is to serve as Director until the first annual meeting of the shareholders or until his successor is elected and qualified is:

                              James S. Clifton, Jr.
                               24115 Griffin Lane
                              Houston, Texas 77449

                                       XI.
                                  INCORPORATORS

     The names and addresses of the incorporators which includes all of the i,,ti4tial subscribers to the corporation's shares and securities evidencing the right to acquire its shares are:

                              James S. Clifton, Jr.
                               24115 Griffin Lane
                              Houston, Texas 77449

     IN WITNESS WHEREOF, we have executed these Articles of Incorporation on This 27th day of December, 1988.


                         _____________/s/______________
                              James S. Clifton, Jr

--------------------------------------------------------------------------------
                                     EXHIBIT

                              ARTICLES OF AMENDMENT

                          NET MASTER CONSULTANTS, INC.
                               FILED JUNE 24, 1997
--------------------------------------------------------------------------------

                              ARTICLES OF AMENDMENT
                                     TO THE
                           ARTICLES  OF  INCORPORATION


          Pursuant to the provisions of Article 4.04 of the Texas Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Corporation Section Incorporation,

                                   ARTICLE ONE

           The name of the corporation is HOUSTON PRODUCE CORPORATION.

                                   ARTICLE TWO

          The following amendment to the Articles of Incorporation was adopted by the shareholders of the corporation on May 12, 1997.

     This  amendment:

     i. deletes Article I. of the original Articles of Incorporation in its entirety and provides for a now Article 1. as set forth below; and

     ii.     deletes Article IV. SHARESof the original Articles of Incorporation in  its  entirety  and provides for a new Article IV, SHARES as set forth below.


          The amendment deletes the language in Article 1. of the original Articles of Incorporation and the full text of Article I shall be as follows:


     The  name  of  the  corporation  is  NET  MASTER  CONSULTANTS,  INC.

          The amendment deletes the language in Article IV. All SHARES of the original Articles of Incorporation and the full text of Article IV SHARES shall be as follows:

                                       IV.
                                     SHARES

          The aggregate number of shares In which the corporation shall have authority to issue is 1 00,000,000 shares of the par value of $0.0001 each Common Voting Equity Stock, such shares to carry the short title "Common"; and no other class of stock.

          The Board of Directors may further create separate series within any class of stock.

                                  ARTICLE THREE

          The number of shares of the corporation outstanding at the time of such adoption was 33,000; and the number of shares entitled to vote thereon was 33,000.

                                  ARTICLE FOUR

     The number of shares voted for such amendment was 33,000; and the number of shares voted against such amendment was 0.

                                  ARTICLE FIVE

     The manner in which any exchange, reclassification or cancellation of issued shares provided for in the amendment shall be affected, is as follows,

     The Officers are empowered and directed to effectuate a 1000 to 1 forward split of the Company's Common Stock; such that the existing 33,000 shares shall become 33,000,000 of par value $0.0001,

                                   ARTICLE SIX

     The manner in which such amendment effects a change in the amount of stated capital, and the amount of stated capital as changed by such amendment, are as follows:

     This amendment empowers and directs the Officers to effectuate a 1000 to 1 forward split of the Company's Common Stock; such that the existing issued and outstanding 33,000 Common Shares of $1.00 par value shall become 33,000,000 Common Shares of $0.0001 par value.

     This amendment will have the effect of reducing stated capital by $219,700.

Dated-  May  12,  1997


                           HOUSTON PRODUCE CORPORATION


                              _________/s/_________
                                   Dan Sifford
                                    President

--------------------------------------------------------------------------------
                               SECRETAR Y OF STATE
                            CERTIFICATE OF AMENDMIENT
                                       OF
                          NET MASTER CONSULTANTS, INC.
                                    FORMERLY
                           HOUSTON PRODUCE CORPORATION
--------------------------------------------------------------------------------

The undersigned, as Secretary of State of Texas, hereby certifies that the attached Articles of Amendment for the above named entity have been received in this office and are found to conform to law.

ACCORDINGLY the undersigned, as Secretary of State, and by virtue of the authority vested in the Secretary by law, hereby issues this Certificate of Amendment.

Dated:            June  24,  1997

Effective:        June  24,  1997


                           ____________/s/___________
                              Antonio O. Garza, Jr.
                               Secretary of State

--------------------------------------------------------------------------------
                              ARTICLES OF AMENDMENT
                             AFTER ISSUANCE OF STOCK
                   (pursuant to Texas business corporation act

                          Houston Produce Corporation.
                                   (OF TEXAS)
--------------------------------------------------------------------------------

          (1) The Original Articles of Incorporation as filed on December 28, 1988, shall be changed and amended as follows:


     Article 1. Name is hereby superseded by, and is hereafter to read as set forth immediately following:

     The  name  of  the  Corporation  is  NET  MASTER  CONSULTANTS,  INC.

     Article IV. Shares is superseded by, and is hereafter to read as set forth immediately following:


     The aggregate number of shares which the corporation shall have authority to issue is
     100,000,000 shares of the par value of $0.0001 each Common Voting Equitv Stock, such shares to carry the short title "Common"; and no other class of stock. The Board of Directors may further create separate series within any class of stock.

          (2) Adoption of the Amendment occurred by unanimous consent of the Board of Directors following shareholder approval as follows: On May 12, 1997, the shareholders conferred authority on the Board of Directors to adopt the above Amendment, 33,000 shares (of common stock) being issued and outstanding and 33,000 (100%) being present or by proxy and all of those 33,000 voting in favor of the resolution. The amendments were adopted by the Board of Directors on May 12, 1997. No shares of any of the eliminated classes of stock are or were issued or outstanding.

     Dated:     May  12,1997


                           ____________/S/____________
                               J. DAN SIFFORD, JR.
                                    PRESIDENT

--------------------------------------------------------------------------------
                                   EXHIBIT 2.3
                                   BY-LAWS 6.1
                     FINANCIAL SERVICES CONSULTING AGREEMENT
--------------------------------------------------------------------------------

BY-LAWS
OF
NET  MASTER  CONSULTANTS,  INC.

--------------------------------------------------------------------------------
                             ARTICLE  I  -  OFFICES
--------------------------------------------------------------------------------

1.     REGISTERED  OFFICE  AND  AGENT

         The  registered  office  of  the  corporation  shall  be  maintained at

               3131  Southwest  Freeway
               Suite  46
               Houston,  TX  77098

         The registered office or the registered agent, or both, may be changed by resolution of the board of directors, upon filing the statement required by law.

2.     PRINCIPAL  OFFICE

         The  principal  office  of  the  corporation  shall  be  at

               24843  Del  Prado
               Suite  318
               Dana  Point,  CA  92629

provided that the board of directors shall have power to change the location of the principal office in its discretion.

3.     OTHER  OFFICES

         The corporation may also maintain other offices at such places within or without the State of Texas as the board of directors may from time to time appoint or as the business of the corporation may require.

--------------------------------------------------------------------------------
                            ARTICLE II - SHAREHOLDERS
--------------------------------------------------------------------------------

1.     PLACE  OF  MEETING

         All meetings of shareholders, both regular and special, shall be held either at the principal office of the corporation in Texas or at such other places, either within or without the state, as shall be designated in the notice of the meeting.

2.     ANNUAL  MEETING

         The annual meeting of shareholders for the election of directors and for the transaction of all other business which may come before the meeting shall be held on the 15th day of April in each year (if not a legal holiday and, if a legal holiday, then on the next business day following) at the hour specified in the notice of meeting.

         If the election of directors shall not be held on the day above designated for the annual meeting, the board of directors shall cause the election to be held as soon thereafter as conveniently may be at a special meeting of the shareholders called for the purpose of holding such election.

         The annual meeting of shareholders may beheld for any other purpose in addition to the election of directors which may be specified in a notice of such meeting. The meeting may be called by resolution of the board of directors or by a writing filed with the secretary signed either by a majority of the directors or by shareholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote at any such meeting.

3.     NOTICE  OF  SHAREHOLDERS'  MEETING

         A written or printed notice stating the place, day and hour of the meeting, and in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) more than fifty
(50) days before the date of the meeting, either personally or by mail, by or at the direction of the president, secretary or the officer or person calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the share transfer books of the corporation, with postage thereon prepaid.

4.     VOTING  OF  SHARES

         Each outstanding share with voting privileges, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the Articles of Incorporation or by law.

         Treasury shares, shares of its own stock owned by another corporation the majority of the voting stock of which is owned or controlled by this corporation, and shares of its own stock held by this corporation in a fiduciary capacity shall not be voted, directly or indirectly, at any meeting, and shall not be counted in determining the total number of outstanding shares at any given time.

         A shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided in the proxy. Each proxy shall be revocable unless expressly provided therein to be irrevocable, and in no event shall it remain irrevocable for a period of more than eleven (11) months.

         At each election for directors every shareholder entitled to vote at such election shall have the right to vote, in person or by proxy, the number of shares owned by him for as many persons as there are directors to be elected and for whose election he has a right to vote, or unless prohibited by the articles of incorporation, to cumulate his votes by giving one candidate as many votes as the number of such directors multiplied by the number of his shares shall equal, or by distributing such votes on the same principal among any number of such candidates. Any shareholder who intends to cumulate his votes as herein authorized shall give written notice of such intention to the secretary of the corporation on or before the day preceding the election at which such shareholder intends to cumulate his votes.

5.     CLOSING  TRANSFER  BOOKS  AND  FIXING  RECORD  DATE

         For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors may provide that the share transfer books shall be closed for a stated period not exceeding fifty (50) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten (10) days immediately preceding such meeting. In lieu of closing the stock transfer books, the by-laws or in the absence of an applicable by-law the board of directors, may fix in advance a date as the record date for any such determination of shareholders, not later than fifty (50) days and, in case of a meeting of shareholders, not earlier than ten (10) days prior to the date on which the particular action, requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof, except where the determination has been made through the closing of share transfer books and the stated period of closing has expired.

6.     QUORUM  OF  SHAREHOLDERS

         Unless otherwise provided in the articles of incorporation, the holders of a majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders, but in no event shall a quorum consist of the holders of less than one-third (1/3) of the shares entitled to vote and thus represented at such meeting. The vote of the holders of a majority of the shares entitled to vote and thus represented at a meeting at which a quorum is present shall be the act of the shareholders' meeting, unless the vote of a greater number is required by law, the articles of incorporation of the By-Laws.

7.     VOTING  LISTS

         The officer or agent having charge of the share transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original share transfer books shall be prima-facie evidence as to who are the shareholders entitled to examine such list or transfer books or to vote any meeting of shareholders.

8.     INFORMAL  ACTION  BY  STOCKHOLDERS

         Any action required or permitted to be taken at a meeting of the stockholders may be taken without meeting if a written consent thereto is signed by the stockholders holding at least a majority of the voting power, except that if a different proportion of voting power is required for such an action at a meeting, then that proportion of written consent is required; provided however, that written notice of any action so taken must be promptly given to all stockholders

--------------------------------------------------------------------------------
                             ARTICLE III - DIRECTORS
--------------------------------------------------------------------------------

1.     BOARD  OF  DIRECTORS

         The business and affairs of the corporation shall be managed by a board of directors. Directors need not be residents of the State of Texas nor be shareholders in the corporation.

2.     NUMBER  AND  ELECTION  OF  DIRECTORS

         The number of directors shall be 3 provided that the number may be increased or decreased from time to time by an amendment to these by-laws, but no decrease shall have the effect of shortening the term of any incumbent director. At each annual election the shareholders shall elect directors to hold office until the next succeeding annual meeting.

3.     VACANCIES

         Any vacancy occurring in the board of directors may be filled by the affirmative vote of the remaining directors, though less than a quorum of the board. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. Any directorship to be filled by reason of an increase in the number of directors shall be filled by election at an annual meeting or at a special meeting of shareholders called for that purpose.

4.     QUORUM  OF  DIRECTORS

         A majority of the board of directors shall constitute a quorum for the transaction of business. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors.

5.     ANNUAL  MEETING  OF  DIRECTORS

         Within thirty days after each annual meeting of shareholders the board of directors elected at such meeting shall hold an annual meeting at which they shall elect officers and transact such other business as shall come before the meeting.

6.     REGULAR  MEETING  OF  DIRECTORS

         A regular meeting of the board of directors may be held at such time as shall be determined from time to time by resolution of the board of directors.

7.     SPECIAL  MEETINGS  OF  DIRECTORS

         The secretary shall call a special meeting of the board of directors whenever requested to do so by the president or by two directors. Such special meeting shall be held at the time specified in the notice of meeting.

8.     PLACE  OF  DIRECTORS'  MEETINGS

         All meetings of the board of directors (annual, regular or special) shall be held either at the principal office of the corporation or at such other place, either within or without the State of Texas, as shall be specified in the notice of meeting.

9.     NOTICE  OF  DIRECTORS'  MEETINGS

         All meetings of the board of directors (annual, regular or special) shall be held upon five (5) days' written notice stating the date, place and hour of meeting delivered to each director either personally or by mail or at the direction of the president or the secretary or the officer or person calling the meeting.

         In any case where all of the directors execute a waiver of notice of the time and place of meeting, no notice thereof shall be required, and any such meeting (whether annual, regular or special) shall be held at the time and at the place (either within or without the State of Texas) specified in the waiver of notice. Neither the business to be transacted at, nor the purpose of, any annual, regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

10.     COMPENSATION

         Directors, as such, shall not receive any stated salary for their services, but by resolution of the board of directors a fixed sum and expenses of attendance, if any, may be allowed for attendance at each annual, regular or special meeting of the board, provided, that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

11.     ACTION  BY  CONSENT  OF  DIRECTORS

         In lieu of a formal meeting, action may be taken by unanimous written consent of the directors.

--------------------------------------------------------------------------------
                              ARTICLE IV - OFFICERS
--------------------------------------------------------------------------------

1.     OFFICERS  ELECTION

         The officers of the corporation shall consist of a president, one or more vice-presidents, a secretary, and a treasurer. All such officers shall be elected at the annual meeting of the board of directors provided for in Article III, Section 5. If any office is not filled at such annual meeting, it may be filled at any subsequent regular or special meeting of the board. The board of directors at such annual meeting, or at any subsequent regular or special meeting may also elect or appoint such other officers and assistant officers and agents as may be deemed necessary. Any two or more offices may be held by the same person, except the offices of president and secretary.

         All officers and assistant officers shall be elected to serve until the next meeting of directors (following the next annual meeting of shareholders) or until their successors are elected; provided, that any officer or assistant officer elected or appointed by the board of directors may be removed with or without cause at any regular or special meeting of the board whenever in the judgment of the board of directors the best interests of the corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Any agent appointed shall serve for such term, not longer than the next annual meeting of the board of directors, as shall be specified, subject to like right of removal by the board of directors.

2.     VACANCIES

         If any office becomes vacant for any reason, the vacancy may be filled by the board of directors.

3.     POWER  OF  OFFICERS

         Each officer shall have, subject to these by-laws, in addition to the duties and powers specifically set forth herein, such powers and duties as are commonly incident to this office and such duties and powers as the board of directors shall from time to time designate. All officers shall perform their duties subject to the directions and under the supervision of the board of directors. The president may secure the fidelity of any and all officers by bond or otherwise.

4.     PRESIDENT

         The president shall be the chief executive officer of the corporation. He shall preside at all meetings of the directors and shareholders. He shall see that all orders and resolutions of the board are carried out, subject however, to the right of the directors to delegate specific powers, except such as may be by statute exclusively conferred on the president, to any other officers of the corporation.

         He or any vice-president shall execute bonds, mortgages and other instruments requiring a seal, in the name of the corporation, and, when authorized by the board, he or any vice-president may affix the seal to any instrument requiring the same, and the seal when so affixed shall be attested by the signature of either the secretary or an assistant secretary. He or any vice-president shall sign certificates of stock.

         The President shall be an ex-officio member of all standing committees.

         He shall submit a report of the operations of the corporation for the year to the directors at their meeting next preceding the annual meeting of the shareholders and to the shareholders at their annual meeting.

5.     VICE-PRESIDENTS

         The vice-president shall, in the absence or disability of the president, perform the duties and exercise the powers of the president, and they shall perform such other duties as the board of directors shall prescribe.

6.     THE  SECRETARY  AND  ASSISTANT  SECRETARIES

         The secretary shall attend all meetings of the board and all meetings of the shareholders and shall record all votes and the minutes of all proceedings and shall perform like duties for the standing committees when required. He shall give or cause to be given notice of all meetings of the shareholders and all meetings of the board of directors and shall perform such other duties as may be prescribed by the board. He shall keep in safe custody the seal of the corporation, and when authorized by the board, affix the same to any instrument requiring it, and when so affixed, it shall be attested by his signature or by the signature of an assistant secretary.

         The assistant secretary shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary, and they shall perform such other duties as the board of directors shall prescribe.

         In the absence of the secretary or an assistant secretary, the minutes of all meetings of the board and shareholders shall be recorded by such person as shall be designated by the president or by the board of directors.

7.     THE  TREASURER  AND  ASSISTANT  TREASURERS

         The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

         The treasurer shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements. He shall keep and maintain the corporation's books of account and shall render to the president and directors an account of all of his transactions as treasurer and of the financial condition of the corporation and exhibit his books, records and accounts to the president or directors at any time. He shall disburse funds for capital expenditures as authorized by the board of directors and in accordance with the orders of the president, and present to the president for his attention any requests for disbursing funds if in the judgment of the treasurer any such request is not property authorized. He shall perform such other duties as may be directed by the board of directors or by the president.

         If required by the board of directors, he shall give the corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the board for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

         The assistant treasurers in the order of their seniority shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer, and they shall perform such other duties as the board of directors shall prescribe.

--------------------------------------------------------------------------------
                ARTICLE V - CERTIFICATES OF STOCK: TRANSFER. ETC.
--------------------------------------------------------------------------------

1.     CERTIFICATES  OF  STOCK

         The certificates for shares of stock of the corporation shall be numbered and shall be entered in the corporation as they are issued. They shall exhibit the holder's name and number of shares and shall be signed by the president or a vice-president and the secretary or an assistant secretary and shall be sealed with the seal of the corporation or a facsimile thereof. If the corporation has a transfer agent or a registrar, other than the corporation itself or an employee of the corporation, the signatures of any such officer may be facsimile. In case any officer or officers who shall have signed or whose facsimile signature or signatures shall have been used on any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before said certificate may nevertheless be issued by the corporation with the same effect as though the person or persons who signed such certificates or whose facsimile signature or signatures shall have been used thereon had been such officer or officers at the date of its issuance. Certificates shall be in such form as shall in conformity to law be prescribed from time to time by the board of directors.

         The corporation may appoint from time to time transfer agents and registrars, who shall perform their duties under the supervision of the secretary.

2.     TRANSFERS  OF  SHARES

         Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate, and record the transaction upon its books.

3.     REGISTERED  SHAREHOLDERS

         The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person, whether or not is shall have express or other notice thereof, except as otherwise provided by law.

4.     ISSUANCE  OF  ADDITIONAL  SHARES

         The corporation shall be enabled to issue additional common shares or to create additional classes of stock.

5.     LOST  CERTIFICATE

         The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost. when authorizing such issue of a new certificate or certificates, the board of directors in its discretion and as a condition precedent to the issuance thereof, may require the owner of such lost or destroyed certificate or certificates or his legal representatives to advertise the same in such manner as it shall require or to give the corporation a bond with surety and in form satisfactory to the corporation (which bond shall also name the corporation's transfer agents and registrars, if any, as obligees) in such sum as it may direct as indemnity against any claim that may be made against the corporation or other obligees with respect to the certificate alleged to have been lost or destroyed, or to advertise and also give such bond.

--------------------------------------------------------------------------------
                              ARTICLE VI - DIVIDEND
--------------------------------------------------------------------------------


1.     DECLARATION

         The board of directors may declare at any annual, regular or special meeting of the board and the corporation may pay, dividends on the outstanding shares in cash, property or in the shares of the corporation to the extent permitted by, and subject to the provisions of, the laws of the State of Texas.

2.     RESERVES

         Before payment of any dividend there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time in their absolute discretion think proper as a reserve fund to meet contingencies or for equalizing dividends or for repairing or maintaining any property of the corporation or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may abolish any such reserve in the manner in which it was created.

--------------------------------------------------------------------------------
                         ARTICLE  VII  -  MISCELLANEOUS
--------------------------------------------------------------------------------

1.     INFORMAL  ACTION

         Any action required to be taken or which may be taken at a meeting of the shareholders, directors or members of the executive committee, may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the shareholders, directors, or members of the executive committee, as the case may be, entitled to vote with respect to the subject matter thereof, and such consent shall have the same force and effect as a unanimous vote of the shareholders, directors, or members of the executive committee, as the case may be, at a meeting of said body.

2.     SEAL

         The corporate seal shall be circular in form and shall contain the name of the corporation, the year of its incorporation and the name "TEXAS". The seal may be used by causing it or a facsimile to be impressed or affixed or in any other manner reproduced. The corporate seal may be altered by order of the board of directors at any time.

3.     CHECKS

         All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

4.     FISCAL  YEAR

         The fiscal year of the corporation shall be determined by resolution of the Board of Directors.

5.     DIRECTORS'  ANNUAL  STATEMENT

         The board of directors shall present at each annual meeting of shareholders a full and clear statement of the business and condition of the corporation.

6.     CLOSE  CORPORATIONS:  MANAGEMENT  BY  SHAREHOLDERS

         If the articles of incorporation of the corporation and each certificate representing its issued and outstanding shares states that the business and affairs of the corporation shall be managed by the shareholders of the corporation rather than by a board of directors, then, whenever the context so requires by the shareholders of the corporation shall be deemed the directors of the corporation for purposes of applying any provision of these By-Laws.

7.     AMENDMENTS

(a)     By  Directors

         The board of directors may amend or repeal the By-Laws, or adopt new by-laws, unless:

         1. The Articles of Incorporation or the State reserves the power exclusively to the shareholders in whole or in part; or

         2. The shareholders in amending, repealing or adopting a particular by-law expressly provide that the board of directors may not amend that by-law.

(b)     By  Shareholders

         Unless the Articles of Incorporation or By-Law adopted by the shareholders provides otherwise as to all or some portion of the By-Laws, the shareholders may amend, repeal or adopt the By-Laws even though the By-Laws may also be amended, repealed or adopted by the board of directors.

         The above By-Laws approved and adopted by the Board of Directors on January 5, 1999.


    ________/s/______
     Kirt  W.  James,
       President

--------------------------------------------------------------------------------
                                   EXHIBIT 6.2
             ATTORNEY DISCLOSURE AND SPECIAL RELATIONSHIP AGREEMENT
--------------------------------------------------------------------------------

                            ATTORNEY  DISCLOSURE  AND
                        SPECIAL  RELATIONSHIP  AGREEMENT

                                 WILLIAM  STOCKER
                                 ATTORNEY  AT  LAW

THIS AGREEMENT is made by and between Intrepid International, Ltd., a Nevada Corporation, (hereafter "intrepid"), and Net Master Consultants, Inc. a Texas
Corporation, (hereafter "Intrepid-Client"), and William Stocker, Intrepid's General Counsel, and dated January 1, 1999. In consideration of the mutual promises contained herein, and on the terms and conditions herein set forth, the parties agree as follows:

     A.  SUMMARY.

     Net Master Consultants, Inc. has employed Intrepid International, Ltd. to perform certain financial services to Client, some of which services are to be provided for Client, and in the Client's name, by attorneys with established and continuing relationship to Intrepid. The purpose of this agreement is to provide full written disclosure, and to define special character of both the ostensible and actual relationships between the parties.

     William Stocker is actually General Counsel of Intrepid International, Ltd.

     William Stocker will be authorized by this agreement to act as ostensible Special Securities Counsel for Net Master Consultants, Inc..


     B.  RECITALS

     1. INTREPID RETAINER AGREEMENT. Intrepid International, Ltd. is or will be hereby retained as financial services consultants for the Intrepid-Client, pursuant to that certain Financial Services Consulting Agreement of even date herewith. Among the services contemplated to be provided by that Agreement are the services of its General Counsel William Stocker, attorney at law, as Special Securities Counsel for the Intrepid-Client.

     2. INTREPID GENERAL COUNSEL. William Stocker, attorney at law, is General Counsel to Intrepid, first and foremost and always, and this paramount status and relationship has been and is hereby fully disclosed, in connection with the Intrepid-Client's consideration of the potential services of William Stocker as Special Counsel with Limited Authority, in connection with, and only in connection with the services requested and agreed to between Intrepid and the Intrepid-Client.

     3. DEFINITION OF "SPECIAL COUNSEL WITH LIMITED AUTHORITY". As used in this Attorney Disclosure Agreement, this expression shall have the following meaning, consistently and without exception: Intrepid General Counsel is authorized, where appropriate to employ the designation "Special Counsel" or "Special Securities Counsel" for the Intrepid-Client, in connection with, and only in connection with services to and for the Intrepid-Client requested by the Intrepid-Client to be performed by Intrepid pursuant to the Financial Services Consulting Agreement of even date herewith. Intrepid General Counsel, as between such Counsel and the Intrepid-Client, is not Intrepid-Client's Counsel, nor counsel to the Intrepid-Client generally, or in any other manner than specified in this definition. Special Counsel will not take action which is not authorized by the Intrepid-Client nor represent to any person any general authority to speak for or bind the Intrepid-Client in any manner.

     4.  INTREPID-CLIENT'S  RIGHT  TO  DECLINE  THE  RELATIONSHIP.  The
Intrepid-Client has been informed, and is informed hereby, that the Intrepid-Client is not required to join in the special relationship disclosed and defined herein. Intrepid-Client may employ or require its own counsel or independent counsel for any and all purposes at its expense and in addition to its obligations to Intrepid. The Intrepid-Client is advised to retain its own counsel, as appropriate, to review and advise the Intrepid-Client as to any matter arising from its relationship to Intrepid or Intrepid's Counsel.

     5. MANAGEMENT'S PREFERENCE. It is the desire of sophisticated management that the unnecessary expense of cumulative counsel with respect to purely technical matters is not warranted, necessary or appropriate, with respect to the limited authority and scope of the Special Counsel relationship, as defined, and that no conflict of interest exists or is likely to arise from the strict and precise observance of that relationship as defined. Accordingly management understands, accepts and affirmatively requests such an arrangement.


     C.  SPECIAL  COUNSEL  AGREEMENT

     1. SPECIAL COUNSEL. The Intrepid-Client and Intrepid Counsel hereby agree and adopt that special technical relationship of Special Counsel with Limited Authority as defined hereinabove, for the sole and separate purpose of allowing Intrepid Counsel to perform services appropriate to the services of Intrepid requested by the Intrepid-Client.

     2. BILLINGS. Special Counsel (Intrepid's Counsel) shall invoice and bill applicable time and services to Intrepid, separately with respect to matters applicable to this Intrepid-Client. Time shall be billable at $250.00/hr, and such incidental secretarial services shall be billable at $85.00/hr, as may be reasonably and necessarily performed by its secretary. Additional services may be performed by subcontractor attorneys, subject to arrangements approved by the Intrepid-Client in advance. Intrepid shall be responsible, as between Intrepid and its counsel, for the compensation and discharge of its Counsel's billings. Intrepid shall include Counsel's segregated billings along with its own, and, as between Intrepid and the Intrepid-Client, the Intrepid-Client shall be responsible to Intrepid for the total of its own and Counsel's billings. Certain special minimum fixed fees shall apply to Legal Opinions: (a) Opinions for the Issuance of free trading stock, $2,500.00; Opinions to remove restriction on issued restricted securities; $2,000.00; Opinions to issue restricted securities, as defined in Rule 144(a), $1,000.00.

     3.  TERMINATION.     The terms of this agreement may be terminate by either
Intrepid-Client or Special Counsel at any time upon written or other reasonable notice to the other.

     4. MISCELLANEOUS This agreement sets forth the entire agreement and understanding between the parties and supersedes all prior discussions, agreements and understandings, if any, of any and every kind and nature, between them. This agreement is made and shall be construed and interpreted according to the laws of the Intrepid-Client's place of Incorporation if that be Nevada or Texas, and if not, pursuant to the laws of the State of Nevada.

     ACCORDINGLY the parties cause this agreement to be signed by their duly authorized representative, as of the date written below.

Intrepid  International,  Ltd.

                           By

___________/s/____________     _______/s/___________
Kirt  W.  James,                 William  Stocker
    President                   Attorney  at  law


THE ABOVE IS UNDERSTOOD AND AGREED TO and I state under the penalties of perjury that I am authorized to execute this letter agreement:

     Net  Master  Consultants,  Inc.



Date:   1/1/99                    By:
                 ___________/s/__________
                 Dan  Sifford,  President

--------------------------------------------------------------------------------
                                   EXHIBIT 6.3

             ATTORNEY DISCLOSURE AND SPECIAL RELATIONSHIP AGREEMENT
--------------------------------------------------------------------------------

                            ATTORNEY  DISCLOSURE  AND
                        SPECIAL  RELATIONSHIP  AGREEMENT

                             KARL  E.  RODRIGUEZ
                              ATTORNEY  AT  LAW

THIS AGREEMENT is made by and between Intrepid International, Ltd., a Nevada Corporation, (hereafter "Intrepid"), and Net Master Consultants, Inc. a Texas
Corporation, (hereafter "Intrepid-Client"), and Karl E. Rodriguez, Exim International, Inc.'s General Counsel, and dated January 1, 1999. In consideration of the mutual promises contained herein, and on the terms and conditions herein set forth, the parties agree as follows:

     A.  SUMMARY.

     Net Master Consultants, Inc. has employed Intrepid International, Ltd. to perform certain financial services to Client, some of which services are to be provided for Client, and in the Client's name, by attorneys with established and continuing relationship to Intrepid. The purpose of this agreement is to provide full written disclosure, and to define special character of both the ostensible and actual relationships between the parties.

     Karl  E.  Rodriguez is actually General Counsel of Exim International, Inc.

     Karl E. Rodriguez will be authorized by this agreement to act as ostensible Special Transactional Counsel for Net Master Consultants, Inc..


     A.  RECITALS

     1. INTREPID RETAINER AGREEMENT. Intrepid International, Ltd. is or will be hereby retained as financial services consultants for the Intrepid-Client, pursuant to that certain Financial Services Consulting Agreement of even date herewith. Among the services contemplated to be provided by that Agreement are the services of Karl E. Rodriguez, attorney at law, as Special Transactional Counsel for the Intrepid-Client.

     2. EXIM INTERNATIONAL, INC., is a financial consulting firm, not a broker, dealer or registered investment advisor, a principal consultant to Intrepid International, Ltd.

     3. EXIM GENERAL COUNSEL. Karl E. Rodriguez, attorney at law, is General Counsel to Intrepid's Consultant, Exim International, Inc., first and foremost and always, and this paramount status and relationship has been and is hereby fully disclosed, in connection with the Intrepid-Client's consideration of the potential services of Karl E. Rodriguez as Special Counsel with Limited
Authority, in connection with, and only in connection with the services requested and agreed to between Intrepid and the Intrepid-Client.

     4. DEFINITION OF ASPECIAL COUNSEL WITH LIMITED AUTHORITY@. As used in this Attorney Disclosure Agreement, this expression shall have the following meaning, consistently and without exception: Exim General Counsel Karl E. Rodriguez is authorized, where appropriate to employ the designation "Special Counsel" or "Special Transactional Counsel" for the Intrepid-Client, in connection with, and only in connection with services to and for the Intrepid-Client requested by the Intrepid-Client to be performed by Intrepid pursuant to the Financial Services Consulting Agreement of even date herewith. Exim General Counsel, Karl E. Rodriguez as between such Counsel and the Intrepid-Client, is not Intrepid-Client's Counsel, nor counsel to the Intrepid-Client generally, or in any other manner than specified in this definition. Special Counsel will not take action which is not authorized by the Intrepid-Client nor represent to any person any general authority to speak for or bind the Intrepid-Client in any manner."

     5.  INTREPID-CLIENT'S  RIGHT  TO  DECLINE  THE  RELATIONSHIP.  The
Intrepid-Client has been informed, and is informed hereby, that the Intrepid-Client is not required to join in the special relationship disclosed and defined herein. Intrepid-Client may employ or require its own counsel or independent counsel for any and all purposes at its expense and in addition to its obligations to Intrepid. The Intrepid-Client is advised to retain its own counsel, as it may deem appropriate, to review and advise the Intrepid-Client as to any matter arising from its relationship to Intrepid or Exim's Counsel.

     6. MANAGEMENT'S PREFERENCE. It is the desire of sophisticated management that the unnecessary expense of cumulative counsel with respect to purely technical matters is not warranted, necessary or appropriate, with respect to the limited authority and scope of the Special Counsel relationship, as defined, and that no conflict of interest exists or is likely to arise from the strict and precise observance of that relationship as defined. Accordingly management understands, accepts and affirmatively requests such an arrangement.

     B.  SPECIAL  COUNSEL  AGREEMENT

     1. SPECIAL COUNSEL. The Intrepid-Client and Intrepid Counsel hereby agree and adopt that special technical relationship of Special Counsel with Limited Authority as defined hereinabove, for the sole and separate purpose of allowing Intrepid Counsel to perform services appropriate to the services of Intrepid requested by the Intrepid-Client.

     2. BILLINGS. Special Counsel (Exim's Counsel) shall invoice and bill applicable time and services to Intrepid, separately with respect to matters applicable to this Intrepid-Client. Time shall be billable at $250.00/hr, and such incidental secretarial services shall be billable at $85.00/hr, as may be reasonably and necessarily performed by its secretary. Additional services may be performed by subcontractor attorneys, subject to arrangements approved by the Intrepid-Client in advance. Intrepid shall be responsible, as between Intrepid and its counsel, for the compensation and discharge of its Counsel's billings. Intrepid shall include Counsel's segregated billings along with its own, and, as between Intrepid and the Intrepid-Client, the Intrepid-Client shall be responsible to Intrepid for the total of its own and Counsel's billings. Certain special minimum fixed fees shall apply to Legal Opinions: (a) Opinions for the Issuance of free trading stock, $2,500.00; Opinions to remove restriction on issued restricted securities; $2,000.00; Opinions to issue restricted securities, as defined in Rule 144(a), $1,000.00.

     3.  TERMINATION.     The terms of this agreement may be terminate by either
Intrepid-Client or Special Counsel at any time upon written or other reasonable notice to the other.

     4. MISCELLANEOUS This agreement sets forth the entire agreement and understanding between the parties and supersedes all prior discussions, agreements and understandings, if any, of any and every kind and nature, between them. This agreement is made and shall be construed and interpreted according to the laws of the Intrepid-Client's place of Incorporation if that be Nevada or Texas, and if not, pursuant to the laws of the State of Nevada.

     ACCORDINGLY the parties cause this agreement to be signed by their duly authorized representative, as of the date written below.

                Intrepid  International,  Ltd.

                               by


           /s/                            /s/
___________________________     ___________________________
Kirt  W.  James,  President         Karl  E.  Rodriguez
                                     Attorney  at  Law


THE ABOVE IS UNDERSTOOD AND AGREED TO and I state under the penalties of perjury that I am authorized to execute this letter agreement:

     Net  Master  Consultants,  Inc.



Date:  1/1/99                   By:
                         ______/s/______
                          Dan  Sifford,
                             President

--------------------------------------------------------------------------------
                                   EXHIBIT F-1
                          AUDITED FINANCIAL STATEMENTS
                    FOR YEARS ENDING DECEMBER 31, 1999, 1998
--------------------------------------------------------------------------------
                           Netmaster Consultants, Inc.
                          (a development Stage Company)
                                 Balance Sheets

                                                       December 31,
                                                     1999        1998
----------------------------------------------------------------------
ASSETS
Current Assets
Cash                                        $         705   $     705
Total Current Assets                                  705         705
Total Assets                                $         705   $     705
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites
Accounts Payable                            $      66,662   $       0
Stockholders' Equity
Common Stock, authorized
100,000,000 shares of $.0001 par value,
issued and outstanding 3,167,800 and
3,167,800 shares respectively                         317         317
Additional Paid in Capital                        117,016     117,016
Deficit Accumulated During the
Development Stage                                (180,518)   (113,856)
Stock Subscriptions                                (2,772)     (2,772)
Total Stockholders' Equity                        (65,957)        705
Total Liabilities and Stockholders' Equity  $         705   $     705

    The accompanying notes are an integral part of these financial statements

                           Netmaster Consultants, Inc.
                          (a development Stage Company)
                            Statements of Operations

                                                                        Comulative
                                                       For the Years       Total
                                                     Ended December 31,    Since
                                                     1999         1998   Inception
------------------------------------------------------------------------------------
Revenues:                             $                 0   $        0   $         0
Expenses:
General and Administrative                         66,662       33,798       113,856
Total Expenses                                     66,662       33,798       113,856
Net (Loss)                                        (66,662)     (33,798)     (113,856)
Net Loss Per Share                                ($0.020)     ($0.011)      ($0.004)
Weighted average shares outstanding             3,167,800    3,045,800    25,940,222

    The accompanying notes are an integral part of these financial statements

                           Netmaster Consultants, Inc.
                          (a development Stage Company)
                       Statements of Stockholders' Equity

                                                                                   Deficit
                                                                                Accumulated
                                                                  Additional     During the
                                              Common Stock         Paid In       Development
                                         Shares         Amount    Capital            Stage
---------------------------------------------------------------------------------------------
Inception at December 28, 1998                      0   $     0   $         0   $          0
Shares issued for services                 33,000,000     3,300        (3,267)             0
Net Loss for the years ended
December 31, 1998-1996                              0         0             0            (33)
Balances, December 31, 1996                33,000,000     3,300        (3,267)           (33)
Canceled 30,000,000 shares                (30,000,000)   (3,000)        3,000              0
Issued of stock at $5 per share
on June 17, 1997                               20,000         2        99,998              0
Net Loss for the year ended December
31, 1997                                            0         0             0        (80,025)
Balances, December 31, 1997                 3,020,000       302        99,731        (80,058)
Stock issued at $.10 for services
valued at $9,500                               95,000        10         9,490              0
Stock issued for subscription agreement        52,800         5         7,795              0
Net Loss for the year ended December
31, 1998                                            0         0             0        (33,798)
Balance, December 31, 1998                  3,167,800       317       117,016       (113,856)
Net Loss for the year ended December
31, 1999                                            0         0             0        (66,662)
Balances, December 31, 1999                 3,167,800   $   317   $   117,016      ($180,518)

    The accompanying notes are an integral part of these financial statements

                           Netmaster Consultants, Inc.
                          (a development Stage Company)
                            Statements of Cash Flows

                                                                          Comulative
                                                   For the Years Ended      Total
                                                      December 31,          Since
                                                     1999        1998     Inception
------------------------------------------------------------------------------------
Cash Flows from Operating
Activities
Net Loss                                         ($66,662)   ($33,798)    ($180,518)
Adjustments to reconcile                                0           0
Increase in accounts payable                       66,662           0        66,662
Net cash flows provided
(used) by operating activities                          0     (33,798)     (113,856)
Cash Flows from investment
Activities:                                             0           0             0
Cash Flows from Financing
Activities
Stock subscriptions received                            0       5,028         5,028
Stock issued for organization costs                     0           0            33
Issued common stock for cash                            0           0       100,000
Issued common stock for services                        0       9,500       114,561
Net cash flows provided
(Used) by financing activities                          0       9,500         9,500
Net increase (decrease) in cash                         0     (19,720)          705
Cash, beginning of year                               705      19,975             0
Cash, end of year                    $                705   $  19,975   $         0
SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash Paid for:
Interest                             $                  0   $       0   $         0
Taxes                                $                  0   $       0   $         0

The  accompanying  notes  are  an  integral  part  of these financial statements