Form 10KSB/A
period 1999-12-31
NETMASTER INC
filed 2000-04-18
CIK 1099728

FORM 10-K-SB-A1

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


THE ABOVE IS UNDERSTOOD AND AGREED TO and I state under the penalties of perjury that I am authorized to execute this letter agreement:

     Net  Master  Consultants,  Inc.



Date:  1/1/99                   By:
                         ______/s/______
                          Dan  Sifford,
                             President

--------------------------------------------------------------------------------
                                   EXHIBIT F-1
                          AUDITED FINANCIAL STATEMENTS
                    FOR YEARS ENDING DECEMBER 31, 1999, 1998
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Net Master Consultants, Inc.

We have audited the accompanying balance sheets of Net Master Consultants, Inc. (a Development Stage Company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net Master Consultants, Inc. (a Development Stage Company) as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



________/s/_________
Salt  Lake  City,  Utah
February  7,  2000

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

The  accompanying  notes  are  an  integral  part  of these financial statements

    The accompanying notes are an integral part of these financial statements NET MASTER CONSULTANTS, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998



NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

          Net Master Consultants, Inc. (the "Company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market however it has remained dormant until its reactivation in March of 1997. In June 1997 the Company changed the name to Net Master Consultants, Inc.

     The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

     b.  Accounting  Method

          The Company recognizes income and expense on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

          The  computation of earnings per share of common stock is based on the
weighted  average  number     of shares outstanding at the date of the financial
statements.

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $180,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2004. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.




    The accompanying notes are an integral part of these financial statements

                         NET  MASTER  CONSULTANTS,  INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


NOTE  1  -  Summary  of  Significant  Accounting  Policies  (Continued)

     e.  Provision  for  Income  Taxes  (Continued)

     Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998.

                                                            December  31,
                                                  1999               1998
     Deferred  tax  asset:
        NOL  carrryforward                      $61,200           $27,654

     Valuation  allowance                       (61,200)         (27,654)
     Total                                      $     0           $     0

NOTE  2  -  Going  Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has few tangible assets and has had recurring operating losses for the past few years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE  3  -  Development  Stage  Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4  -  Stock  Split

     In 1997, the Company's Board of Directors authorized a 1,000 for one forward stock split and the cancellation of 30,000,000 shares as part of the reorganization and reincorporation. The Company's financial statements have been retroactively restated to show the effects of the stock split.