Form 10QSB
period 2000-03-31
NETMASTER INC
filed 2000-05-15
CIK 1099728

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

                  For the quarterly period ended March 31, 2000


( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________to_____________


                        Commission file number 000-28311


                          NET MASTER CONSULTANTS, INC.
             (Exact Name of Registrant as specified in its charter)

              Texas                                        76-027334
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

             1818-1177 West Hastings Street, Vancouver, B.C. V6E 2K3
                    (Address of principal executive offices)

                                  604-602-1717
                           (Issuer's telephone number)


                 Check whether the issuer (1) filed all reports
               required to be filed by Section 13 or 15(d) of the
               Exchange Act during the past 12 months (or for such
             shorter period that the registrant was required to file
                             such reports), and (2)
   has been subject to such filing requirements for the past 90 days. Yes X No

      State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,335,600

                          NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                          INERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                  (Unaudited)

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)



                                                                                         March 31,
                                                                          ----------------------------------------
                                                                                  2000                 1999
                                                                          ------------------   -------------------
ASSETS

CURRENT ASSETS:
     Cash                                                                 $           9,345    $              705
                                                                          ------------------   -------------------
          Total current assets                                            $           9,345    $              705
                                                                          ==================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                             $          89,943    $                -
     Loan payable (Note 4)                                                           45,000                     -
                                                                          ------------------   -------------------
          Total current liabilities                                                 134,943                     -
                                                                          ------------------   -------------------
STOCKHOLDERS' EQUITY
     Capital stock
         Authorized
            100,000,000 common shares with a par value of $0.0001
         Issued and outstanding
            6,335,600 common shares with a par value of $0.0001           $             634    $              634
     Additional paid-in capital                                                     116,699               116,699
     Deficit accumulated during the development stage                              (242,931)             (113,856)
     Stock subscriptions                                                                  -                (2,772)
                                                                          ------------------   -------------------
          Total Stockholder's Deficit                                     $        (125,598)   $              705
                                                                          ==================   ===================

     Total liabilities and Stockholders Deficit                           $           9,345






ON BEHALF OF THE BOARD:



/s/ Nora Coccaro               Director
-------------------------------






    The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                          Cumulative
                                                                     For the Three months                    Total
                                                                         Ended March 31                      Since
                                                                   2000                 1999               Inception
                                                            ----------------   -------------------   -------------------
Revenue                                                     $             -    $                 -   $                 -

Expenses
     Accounting and legal                                            14,732                      -                37,229
     Consulting fees                                                 23,200                      -               141,922
     Office expenses                                                  5,371                      -                12,397
     Rental expense                                                   6,420                      -                 8,560
     Transfer agent and filing fees                                   5,054                      -                 5,054
     Travel and accommodation                                         7,636                      -                37,769
                                                            ----------------   -------------------   -------------------
                                                                     62,413                      -               242,931
                                                            ----------------   -------------------   -------------------
Loss for the period                                         $       (62,413)   $                 -   $          (242,931)
                                                            ================   ===================   ===================
Net loss per share                                          $         (0.01)   $                 -
                                                            ================   ===================
Weighted average shares outstanding                               6,335,600              6,335,600
                                                            ================   ===================























    The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                        Additional         During the
                                                            Common Stock                  Paid-in         Development
                                                      Shares            Amount            Capital            Stage
                                                 ---------------    ---------------   ---------------   ----------------
Inception at December 28, 1988                                      $             -   $             -   $              -
Shares issued for services                            66,000,000              6,600            (6,567)                 -

Loss for the years ended
     December 31, 1988 - 1996                                  -                  -                 -                (33)
                                                 ---------------    ---------------   ---------------   ----------------
Balances, December 31, 1996                           66,000,000              6,600            (6,567)               (33)

Canceled 60,000,000 shares                           (60,000,000)            (6,000)            6,000                  -

Issuance of stock at $2.50 per share
     on June 17, 1997                                     40,000                  4            99,996                  -

Loss for the year                                              -                  -                 -            (80,025)
                                                 ---------------    ---------------   ---------------   ----------------
Balances, December 31, 1997                            6,040,000                604            99,429            (80,058)

Stock issued at $0.05 for services                       190,000                 19             9,481                  -

Stock issued for subscription agreement                  105,600                 11             7,789                  -

Loss for the year                                              -                  -                 -            (33,798)
                                                 ---------------    ---------------   ---------------   ----------------
Balances, December 31, 1998                            6,335,600                634           116,699           (113,856)

Loss for the year                                              -                  -                 -            (66,662)
                                                 ---------------    ---------------   ---------------   ----------------
Balances, December 31, 1999                            6,335,600                634           116,699           (180,518)

Loss for the period                                            -                  -                 -            (62,413)
                                                 ---------------    ---------------   ---------------   ----------------
Balances, March 31, 2000                               6,335,600    $           634   $       116,699   $       (242,931)
                                                 ===============    ===============   ===============   ================








    The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                          Cumulative
                                                                     For the Three Months                   Total
                                                                        Ended March 31                       Since
                                                                    2000                  1999             Inception
                                                            ------------------    -----------------    ------------------
Cash Flows from Operating Activities
     Loss for the period                                    $          (62,413)   $               -    $         (242,931)
     Items not involving an outlay of cash:                                  -                    -                     -

     Changes in non-cash working capital items:
         Increase in accounts payable                                   23,281                    -                89,943
         Increase in loan payable                                       45,000                    -                45,000
                                                            ------------------    -----------------    ------------------

     Net cash provided (used) in operating activities                    5,868                    -              (107,988)
                                                            ------------------    -----------------    ------------------
Cash Flows from Investing Activities
     Net cash provided (used) in investing activities                        -                    -                     -
                                                            ------------------    -----------------    ------------------
Cash Flows from Financing Activities
     Stock subscriptions received                                        2,772                    -                 7,800
     Stock issued for organization cost                                      -                    -                    33
     Issued common stock for cash                                            -                    -               100,000
     Issued common stock for services                                        -                    -                 9,500
                                                            ------------------    -----------------    ------------------
     Net cash provided (used) in financing activities                    2,772                    -               117,333
                                                            ------------------    -----------------    ------------------
Net increase in cash                                                     5,868                    -                 9,345

Cash, beginning of period                                                  705                  705                     -
                                                            ------------------    -----------------    ------------------
Cash, end of period                                         $            6,573    $             705    $            9,345
                                                            ==================    =================    ==================




Supplemental Cash Flow Information:

     Cash paid for:
         Interest                   $         -    $          -
         Taxes                      $         -    $          -









    The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)


1.   Summary of Significant Accounting Policies

     a.   Organization

          Net Master Consultants, Inc. (the "Company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States but has remained dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc.

          The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its business plan.

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

     e.   Provision for Income Taxes

          No provision for income taxes has been recorded due to net operating loss carryforwards that will be offset against future taxable income. No tax benefit has been reported in the financial statements because the Company believe there is a 50% or greater chance the carryforward will expire unused.

2.   Going Concern

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has few tangible assets and has had recurring operating losses for the past few years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to acquire, thus creating necessary operating revenue.

3.   Development Stage Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

                          NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)


4.   Loan payable

     The loan is payable on demand and bears interest at 8% per annum.

5.   Stock Split

     In 1997, the Company's Board of Directors authorized a 1,000 for one forward stock split and the cancellation of 30,000,000 shares as part of the reorganization and reincorporation.

     In January 2000, it authorized a two for one forward stock split. The Company's financial statements have been retroactively restated to show the effects of these stock splits.

6.   Letter of Intent

     On March 28, 2000, the Company signed a letter of intent to acquire two international e-commerce companies, the consideration for which will be the issuance of 3,500,000 common shares of the Company. A finder's fee of 300,000 common shares of the Company is payable upon completion of the acquisitions.

     These acquisitions are subject to due diligences and the companies to be acquired meeting certain conditions and formal documentation being completed within sixty days from signing.

7.   Subsequent Event

     On April 24, 2000, the Company has entered into an agent agreement to raise $5,000,000 through the sale of 1,000,000 common shares of the Company, with an option ("overallotment option") to sell an additional 500,000 shares at $5.00 per share (the "Private Placement"). The securities offered under the Private Placement will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an appropriate exemption from registration requirements. The minimum offering is 400,000 shares or $2,000,000. The agent will be paid a commission of $0.50 per share plus 750,000 warrants exercisable at $5.50 for three years from the date of closing. An additional warrant will be granted to the agent for every 2 shares sold (up to 250,000 warrants) if it exercises its overallotment option. The closing date for the financing is July 31, 2000. The closing of the financing is subject to the Company's acquisition of the e-commerce companies described in Note 6 above and other closing conditions.

                                     PART I

ITEM 2:   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


         The following discussion is based on the Company's financial statements included elsewhere in this filing. Such financial statements have been prepared in accordance with generally accepted accounting principles.

         This Quarterly Report on Form 10-QSB contains statements relative to
(i) estimates, (ii) future research plans and expenditures, (iii) potential collaborative arrangements, (iv) opinions of management and (v) the need for and availability of additional financing which may be considered "forward-looking statements."

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated will be realized and actual results may differ materially.

         Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

A.       PLAN OF OPERATIONS

     As of March 31, 2000, the Company has not been engaged in any business operations and has not generated any revenues. The Company's plan of operations is to acquire an operating business in the e-commerce industry during the next twelve months.

     In January 2000 the Company effected a two for one forward split of its common stock and NASD confirmed that trading on the basis of post-split shares was effective January 31, 2000. Effective February 6, 2000 the Company became a fully reporting company. A new trading symbol has been assigned to the Company (NTMS).

     On March 28, 2000, the Company signed a letter of intent for the acquisition of two related companies. The first company is a Swedish company with an Internet shopping mall and other Internet related intellectual property. This company will be acquired in exchange for 2,000,000 shares of the Company's common stock. The second company is a Nevada corporation that has entered into a contract with an international not-for-profit organization granting it the right to market e-commerce business and related activities to the organization's approximately 500,000 members world-wide. This company will be acquired in exchange for up to 1,500,000 shares of the Company's common stock, including shares to be issued to the not-for-profit organization.

     Closing of these acquisitions will only take place after completion of due diligence and evaluation, securing of necessary financing for the development, expansion and operation of the new businesses and negotiation of definitive acquisition agreements. This process started March 28, 2000 and is still ongoing. Subject to completion of due diligence to the satisfaction of management, closing of these acquisitions will likely occur before the end of July 2000.

     There can be no assurance that the Company will be able to consummate the acquisitions. If the acquisitions are not completed, the Company intends to seek other potential acquisition targets in the e-commerce or Internet industry.


     1)  CASH REQUIREMENTS

         The Company believes that it has the capacity to obtain what limited funding is needed for current corporate operations for the next twelve months from current shareholders or through advances by its consultants. These advances can be repaid in cash at a later date or by compensation in common stock.

         In the event the Company consummates the acquisition of the e-commerce businesses described above, the Company will require substantial financial requirements in the near future. Management anticipates that $5,000,000 will be required for development and operation of the acquired companies during the twelve months following the acquisition. The Company plans to raise the necessary capital through a private placement of common stock. On April 24, 2000, the Company has entered into an agent agreement to raise $5,000,000 through the sale of 1,000,000 common shares of the Company, with an option ("overallotment option") to sell an additional 500,000 shares at $5.00 per share (the "Private Placement"). The securities offered under the Private Placement will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an appropriate exemption from registration requirements. The minimum offering is 400,000 shares or $2,000,000. The agent will be paid a commission of $0.50 per share plus 750,000 warrants exercisable at $5.50 for three years from the date of closing. An additional warrant will be granted to the agent for every 2 shares sold (up to 250,000 warrants) if it exercises its overallotment option. The closing date for the financing is July 31, 2000. The closing of the financing is subject to the completion of the acquisition of the e-commerce businesses described above and other conditions.

         Financing activities are influenced by many factors, including financial market conditions, technological progress and the Company's projected funding requirements. Significant future financing activities will be required to fund future operating activities and to maintain debt service. While the Company is engaged in continuing negotiations to secure additional capital and financing, there is no assurance such funding will be available or if received will be adequate.

     2)  MATERIAL CHANGES IN FINANCIAL CONDITIONS

         Because the Company was not engaged in any business, the only material change to the financial condition of the Company is reflected in the increase in expenses incurred by the Company, with a corresponding increase to the reported accounts payable. The Company had no revenues during the first fiscal quarter ending March 31, 2000 and financed its expenditures for this period which totaled $62,413 from loans received ($45,000) Stock Subscriptions ($2,772) and by increasing its Accounts Payable by $23,281, thereby adding $8,640 to the Cash Balance of $705 on December 31, 1999 for current Cash on Hand balance of $9,345.


         Accumulated Deficit during the development stage period increased by the operational loss of $62,413 to $242,931. The loss during the reporting period ending March 31, 2000 was due to Corporate Maintenance Cost (accounting, legal, management, rent, service charges, office expense, filing fees) of $39,777 as well as consulting fees and travel expenses in connection with the exploration of business opportunities and financing possibilities of $22,636.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         In January 2000, the Company effected a two for one forward split of its common shares increasing the issued and outstanding shares from 3,167,800 to 6,335,600. NASD confirmed that trading on the basis of post-split shares was effective January 31, 2000. Since every shareholder received 2 shares for 1 held previous to the forward split, no rights of any shareholder have been effected.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

         On January 25, 2000 a Meeting of Shareholders was called to vote on a proposal to approve, authorize and ratify a two for one forward split of the common stock of the Company. Of the total number of shares entitled to vote as per the shareholder list at record date (3,167,800), 2,113,427 (or 66.72%) of shares were present. The quorum required for the meeting was 1,583,901 shares (or 50% + 1 share). Of the shares present at the meeting, 2,112,926 (or 99.98%) voted in favor of the proposal.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)  Exhibits.

              (27)  Financial Data Schedule for period ended March 31, 2000.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the Company's quarter ended March 31, 2000.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Net Master Consultants, Inc.

(Registrant)                              By: /s/ Nora Coccaro


                                          Nora Coccaro
                                          President and Treasurer

Date: May 15, 2000