Form 10QSB
period 2000-06-30
NETMASTER INC
filed 2000-08-11
CIK 1099728

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

                                     PART I

Item 1. Financial Statements


                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 JUNE 30, 2000
                                  (Unaudited)

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)


                                                                            June 30,
                                                                    ------------------------
                                                                       2000           1999
                                                                    ---------      ---------
ASSETS

CURRENT
     Cash                                                           $   2,938      $     705
     Prepaid expense                                                    2,675             --
                                                                    ---------      ---------

          Total current assets                                      $   5,613      $     705
                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Accounts payable and accrued liabilities                       $ 202,403      $      --
     Loan payable (Note 4)                                             80,000             --
                                                                    ---------      ---------

          Total current liabilities                                   282,403             --
                                                                    ---------      ---------

STOCKHOLDERS' EQUITY
     Capital stock
        Authorized
          100,000,000 common shares with a par value of $0.0001
        Issued and outstanding
          6,335,600 common shares with a par value of $0.0001       $     634      $     634
     Additional paid-in capital                                       116,699        116,699

     Deficit accumulated during the development stage                (394,123)      (113,856)
     Stock subscriptions                                                   --         (2,772)
                                                                    ---------      ---------

          Total stockholders' deficit                                (276,790)           705
                                                                    ---------      ---------

     Total liabilities and stockholders' deficit                    $   5,613      $     705
                                                                    =========      =========



ON BEHALF OF THE BOARD:



/s/ NORA COCCARO    Director
--------------------



    The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the Six Months         Cumulative
                                                 Ended June 30              Total
                                        ---------------------------         Since
                                           2000             1999          Inception
                                        -----------      -----------     -----------
Revenue                                 $        --      $        --     $        --

Expenses
     Accounting and legal                   109,384               --         131,881
     Consulting fees                         52,725               --         171,447
     Interest expense                         1,859               --           1,859
     Office expenses                          7,211               --          14,237
     Rental expense                          12,840               --          14,980
     Transfer agent and filing fees          11,141               --          11,141
     Travel and accommodation                18,445               --          48,578
                                        -----------      -----------     -----------

                                            213,605               --         394,123
                                        -----------      -----------     -----------

Loss for the period                     $  (213,605)     $        --     $  (394,123)
                                        ===========      ===========     ===========



Net loss per share                      $     (0.03)    $        --
                                        ===========     ===========

Weighted average shares outstanding       6,335,600       6,335,600
                                        ===========     ===========


    The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                Deficit
                                                                                               Accumulated
                                                     Common Stock             Additional       During the
                                            ----------------------------        Paid-in       Development
                                               Shares         Amount            Capital           Stage
                                            -----------      -----------      -----------      -----------
Inception at December 28, 1988                               $        --      $        --      $        --

Shares issued for services                   66,000,000            6,600           (6,567)              --

Loss for the years ended
     December 31, 1988 - 1996                        --               --               --              (33)
                                            -----------      -----------      -----------      -----------

Balances, December 31, 1996                  66,000,000            6,600           (6,567)             (33)

Canceled 60,000,000 shares                  (60,000,000)          (6,000)           6,000               --

Issuance of stock at $2.50 per share
     on June 17, 1997                            40,000                4           99,996               --

Loss for the year                                    --               --               --          (80,025)
                                            -----------      -----------      -----------      -----------

Balances, December 31, 1997                   6,040,000              604           99,429          (80,058)

Stock issued at $0.05 for services              190,000               19            9,481               --

Stock issued for subscription agreement         105,600               11            7,789               --

Loss for the year                                    --               --               --          (33,798)
                                            -----------      -----------      -----------      -----------

Balances, December 31, 1998                   6,335,600              634          116,699         (113,856)

Loss for the year                                    --               --               --          (66,662)
                                            -----------      -----------      -----------      -----------

Balances, December 31, 1999                   6,335,600              634          116,699         (180,518)

Loss for the period                                  --               --               --         (213,605)
                                            -----------      -----------      -----------      -----------

Balances, June 30, 2000                       6,335,600      $       634      $   116,699      $  (394,123)
                                            ===========      ===========      ===========      ===========



    The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             For the Six Months         Cumulative
                                                                Ended June 30             Total
                                                          ------------------------        Since
                                                             2000           1999        Inception
                                                          ---------      ---------      ---------
Cash Flows from Operating Activities
     Loss for the period                                  $(213,605)     $      --      $(394,123)
     Items not involving an outlay of cash:                      --             --             --

     Changes in non-cash working capital items:
        Increase in prepaid expense                          (2,675)                       (2,675)
        Increase in accounts payable                        135,741             --        202,403
        Increase in loan payable                             80,000             --         80,000
                                                          ---------      ---------      ---------

     Net cash provided (used) in operating activities          (539)            --       (114,395)
                                                          ---------      ---------      ---------

Cash Flows from Investing Activities
     Net cash provided (used) in investing activities            --             --             --
                                                          ---------      ---------      ---------

Cash Flows from Financing Activities
     Stock subscriptions received                             2,772             --          7,800
     Stock issued for organization cost                          --             --             33
     Issued common stock for cash                                --             --        100,000
     Issued common stock for services                            --             --          9,500
                                                          ---------      ---------      ---------

     Net cash provided (used) in financing activities         2,772             --        117,333
                                                          ---------      ---------      ---------

Net increase in cash                                          2,233             --          2,938

Cash, beginning of period                                       705            705             --
                                                          ---------      ---------      ---------

Cash, end of period                                       $   2,938      $     705      $   2,938
                                                          =========      =========      =========

Supplemental Cash Flow Information:
     Cash paid for:
        Interest                                          $      --      $      --
        Taxes                                             $      --      $      --



    The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     a.  Organization

         Net Master Consultants, Inc. (the "Company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market, however, it has remained dormant until its reactivation in March 1997. In June 1997, the Company changed the name to Net Master Consultants, Inc.

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

     c.  Provision for Income Taxes

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

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

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

     These acquisitions are subject to due diligences and the companies to be acquired meeting certain conditions and the formal documentation being completed within 60 days. After 30 day extension, this Letter of Intent has expired on June 28, 2000.

7.   Agent Agreement

     On April 24, 2000, the Company has entered into an agent agreement to raise $5,000,000 through the sale of 1,000,000 common shares of the Company, with an option ("overallotment option") to sell an additional 500,000 shares at $5.00 per share (the "Private Placement"). The securities offered under the Private Placement will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an appropriate exemption from registration requirements. The minimum offering is 400,000 shares or $2,000,000. The agent will be paid a commission of $0.50 per share plus 750,000 warrants exercisable at $5.50 for three years from the date of closing. An additional warrant will be granted to the agent for every 2 shares sold (up to 250,000 warrants) if it exercises its overallotment option. The closing date for the financing is July 31, 2000. The closing of the financing is subject to the Company's acquisition of the e-commerce companies described in Note 6 above and other closing conditions
     (Note 10-a).

8.   Consulting Agreement

     On May 17, 2000, the Company signed a consulting services agreement for a term of six months ending September 30, 2000. In consideration of the services rendered, the Company agreed to issue 300,000 common shares of the Company. The shares are to be issued in six equal installments of 50,000 shares; upon completion of initial status and evaluation report, on May 31, 2000, June 30, 2000, July 31, 2000, August 31, 2000 and September 30,
     2000. No shares have been issued as at June 30, 2000 (Note 10-b).

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

9.   Related Party Transactions

     During the six months ended June 30, 2000, the Company paid $16,225 to a director of the Company.

10.  Subsequent Events

     (a) On July 31, 2000, the closing date for the financing under the agent agreement has been extended for 45 days to allow the Company to seek alternate e-commerce companies (Note 7).

     (b) The total number of shares to be issued under the consulting service agreement (300,000) were issued; and 150,000 shares due and released to the consultant as per the agreement by June 30, 2000. The remaining 150,000 shares are held by the Company and will be released according to the terms of the agreement ending September 30, 2000.

Item 2: Management Discussion and Analysis

A.  BUSINESS OPERATIONS

    The Company has no current business.

    Negotiations to extend the deadline of the expired letter of intent for the purchase of "Global Direct" and "Global Direct 2000, Inc." have been discontinued. The search for the acquisition of a potentially profitable business is ongoing.


    1)  PLAN OF OPERATIONS

        With the discontinuation of the proposed acquisition of the "Global Direct" companies the Company renewed its efforts towards the acquisition and/or implementation of e-commerce projects to secure profitability for its shareholders. On May 17, 2000, the Company signed and agreement for consulting services. The consultant will, on the next six months, assist with the implementation of a Business Plan with respect to providing e-commerce services. The Business Plan will address strategic planning, marketing programs, key personnel recruitment, acquisition strategies and ongoing management plans.

    2)  CASH REQUIREMENTS

        The Company is confident that it has the capacity to obtain what limited funding is needed for corporate maintenance and the evaluation of projects from current shareholders or through advances by its consultants. The considerations for the consulting contract is 300,000 shares of the Company's common stock to be issued in installments of 50,000 each between June 30 and September 30, 2000. Filing of the required Form S-8 Registration Statement was done on June 20,2000.

        The Agent Agreement with MFC Merchant Bank S.A. of Switzerland to raise US$5,000,000 has been extended for 45 days on July 31, 2000 to September 15, 2000 to allow the Company to seek alternate e-commerce and other business opportunities.

    3)  FINANCING CONDITIONS AND RESULTS OF OPERATIONS

        The Company had no revenues during the second fiscal quarter ending June 30, 2000 and financed its expenditures which totaled $351,192 from loans received ($35,000) Stock issued for services ($200,000) and by increasing its Accounts Payable by $112,460, as well as reducing the Cash Balance by $6,407 to $2,938 as of June 30, 2000. $2,675 was utilized to prepay expenses.

        Accumulated Deficit during the development stage period increased by the operational loss of $351,192 to $594,123. The loss during the reporting period ending June 30, 2000 was due to Corporate Maintenance Cost (accounting, legal, management, rent, service charges and interests, office expense, travel and filing fees) of $121,667 as well as consulting fees in connection with the exploration of business opportunities and financing possibilities of $229,525 ($200,000 of which pertain to the consulting contract signed June 20, 2000 and referred to in paragraph 1, above).

                          PART II - OTHER INFORMATION


Item 1) Legal Proceedings

        None

Item 2) Changes in Security

        On June 20, 2000 the Company filed a Form S-8 Registration Statement for the issuance of 300,000 shares of its common stock in consideration for payment of certain consulting services, of which 150,000 shares were issued at $2.00 per share subsequently to fiscal quarter ending June 30, 2000 on July 5, 2000.

Item 3) Defaults upon Senior Securities

        None

Item 4) Submissions of Matters to a Vote of Security Holders

        None

Item 5) Other Information

        None

Item 6) Exhibits and Reports on form 8-K

        (a) Exhibits

            (27) Financial Data Schedule

        (b) Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Net Master Consultants Inc.

(Registrant)   By: /s/ Nora Coccaro
               President

Date: August 9, 2000