Form 10QSB
period 2000-09-30
NETMASTER INC
filed 2000-11-14
CIK 1099728

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period ________ to _________

                        Commission file number 000-28311


                          NET MASTER CONSULTANTS, INC.

             (Exact Name of Registrant as specified in its charter)

                  Texas                                     76-027334
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     1001 Pennsylvania Avenue North West, Suite 600, Washington D.C. 20004
                    (Address of Principal Executive Offices)

                                  604-602-1717
              (Registrant's telephone number, including area code)



                 (Former name, former address and former fiscal
                       year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 6,688,292

                          NET MASTER CONSULTANTS, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS


                                                                          Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                               3

Item 2.  Management's Plan of Operation                                    11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities and Use of Proceeds                         13

Item 3.  Defaults upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

                                     PART 1

                          Item 1. Financial Statements

                           NETMASTER CONSULTANTS, INC.
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)



                                                                             September 30,
                                                                      ----------------------
                                                                        2000         1999
                                                                      ---------    ---------
ASSETS

CURRENT
   Cash                                                               $   8,832    $     705
   Prepaid expenses                                                     200,000           --
                                                                      ---------    ---------
         Total current assets                                         $ 208,832    $     705
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
   Accounts payable and accrued liabilities                           $ 145,838    $      --
   Loan payable (Note 4)                                                120,000           --
                                                                      ---------    ---------
         Total current liabilities                                      265,838           --
                                                                      ---------    ---------

STOCKHOLDERS' EQUITY
   Capital stock
         Authorized
             100,000,000 common shares with a par value of $0.0001
         Issued and outstanding
             6,688,292 common shares with a par value
             of $0.0001                                               $     669    $     634
   Additional paid-in capital                                           821,681      116,699

   Deficit accumulated during the development stage                    (879,356)    (113,856)
   Stock subscriptions                                                       --       (2,772)
                                                                      ---------    ---------
         Total stockholders' deficit                                    (57,006)         705
                                                                      ---------    ---------
   Total liabilities and stockholders' deficit                        $ 208,832    $     705
                                                                      =========    =========


ON BEHALF OF THE BOARD:


/s/ Nora Coccaro                 Director
--------------------------------

   The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        For the Nine Months    Cumulative
                                         Ended September 30      Total
                                      ----------------------     Since
                                         2000       1999       Inception
                                      ---------    ---------   ---------

Revenue                               $      --    $      --   $      --

Expenses
     Accounting and legal               134,546           --     157,043
     Consulting fees                    477,500           --     596,222
     Interest expense                     3,772                    3,772
     Office expenses                     10,074           --      17,067
     Rental expense                      19,260           --      21,400
     Transfer agent and filing fees      15,887           --      15,887
     Travel and accommodation            37,799           --      67,932
                                      ---------    ---------   ---------
                                        698,838           --     879,356
                                      ---------    ---------   ---------
Loss for the period                   $(698,838)   $      --   $(879,356)
                                      =========    =========   =========


Net loss per share                    $   (0.11)   $      --
                                      =========    =========
Weighted average shares outstanding   6,403,310    6,335,600
                                      =========    =========


   The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                               Deficit
                                                                                            Accumulated
                                                                             Additional      During the
                                                     Common Stock             Paid-in       Development
                                                Shares         Amount         Capital          Stage
                                            ------------    -------------   ------------    ------------

Inception at December 28, 1988                                  $   --        $     --        $      --
Shares issued for services                    66,000,000         6,600          (6,567)              --
Loss for the years ended
     December 31, 1988 - 1996                         --            --              --              (33)
                                            ------------        ------        --------        ---------

Balances, December 31, 1996                   66,000,000         6,600          (6,567)             (33)

Canceled 60,000,000 shares                   (60,000,000)       (6,000)          6,000               --
Issuance of stock at $2.50 per share
     on June 17, 1997                             40,000             4          99,996               --
Loss for the year                                     --            --              --          (80,025)
                                            ------------        ------        --------        ---------

Balances, December 31, 1997                    6,040,000           604          99,429          (80,058)

Stock issued at $0.05 for services               190,000            19           9,481               --
Stock issued for subscription agreement          105,600            11           7,789               --
Loss for the year                                     --            --              --          (33,798)
                                            ------------        ------        --------        ---------

Balances, December 31, 1998                    6,335,600           634         116,699         (113,856)

Loss for the year                                     --            --              --          (66,662)
                                            ------------        ------        --------        ---------

Balances, December 31, 1999                    6,335,600           634         116,699         (180,518)

Stock issued at $2 per share for services        300,000            30         599,970               --
Stock issued per preemptive rights                   192            --              17               --
Stock issued at $2 per share for services         52,500             5         104,995               --
Loss for the period                                   --            --              --         (698,838)
                                            ------------        ------        --------        ---------
Balances, September 30, 2000                   6,688,292        $  669        $821,681        $(879,356)
                                            ============        ======        ========        =========


   The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          For the Nine Months     Cumulative
                                                          Ended September 30        Total
                                                       -----------------------      Since
                                                          2000         1999       Inception
                                                       ---------     ---------    ---------
Cash Flows from Operating Activities
     Loss for the period                                $(698,838)   $      --    $(879,356)
     Items not involving an outlay of cash:               705,000           --      705,000

     Changes in non-cash working capital items:
         Increase in prepaid expenses                    (200,000)                 (200,000)
         Increase in accounts payable                      79,176           --      145,838
         Increase in loan payable                         120,000           --      120,000
                                                        ---------    ---------    ---------
     Net cash provided (used) in operating activities       5,338           --     (108,518)
                                                        ---------    ---------    ---------
Cash Flows from Investing Activities
     Net cash provided (used) in investing activities          --           --           --
                                                        ---------    ---------    ---------

Cash Flows from Financing Activities
     Stock subscriptions received                           2,772           --        7,800
     Stock issued for organization cost                        --           --           33
     Issued common stock for cash                              17           --      100,017
     Issued common stock for services                          --           --        9,500
                                                        ---------    ---------    ---------
     Net cash provided (used) in financing activities       2,789           --      117,350
                                                        ---------    ---------    ---------

Net increase in cash                                        8,127           --        8,832

Cash, beginning of period                                     705          705           --
                                                        ---------    ---------    ---------
Cash, end of period                                     $   8,832    $     705    $   8,832
                                                        =========    =========    =========



Supplemental Cash Flow Information:
     Cash paid for:
         Interest                                       $      --    $      --
         Taxes                                          $      --    $      --


   The accompanying notes are an integral part of these financial statements

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

1. Summary of Significant Accounting Policies

   a. Organization

      Net Master Consultants, Inc. (the "Company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market however it has remained dormant until its reactivation in March 1997. In June 1997, the Company changed the name to Net Master Consultants, Inc.

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

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

6. Expired Agreements

   The March 28, 2000 letter of intent to acquire two international e-commerce companies for the consideration of 3,500,000 common shares of the Company had expired on June 28, 2000.

   The agency agreement signed on April 24, 2000 to raise min. $2,000,000 equity financing, which was subject to the Company's acquisition of e-commerce companies, had expired on September 14, 2000.

7. Shares for Services Rendered

   On May 17, 2000, the Company signed a consulting services agreement for a term of six months ending November 30, 2000. In consideration of the services rendered, the Company agreed to issue 300,000 common shares of the Company at $2 per share. The shares were to be issued in six equal installments of 50,000; upon completion of initial status and evaluation report, on June 1, 2000, July 7, 2000, July 31, 2000, August 31, 2000 and September 30, 2000.
   All 300,000 shares were issued on July 14, 2000 and the share certificates were released by the Company on installment due dates.

   On August 24, 2000, the Company issued 52,500 common shares at a price of $2 per share to another consultant as a payment for services rendered during the period from September, 1999 to August, 2000.

8. Exercise of Preemptive Rights

   To comply with the shareholder preemptive rights provision in the Article of Incorporation amended in July, 1997, the Company invited non-insider shareholders of the Company to exercise the preemptive rights regarding those shares issued under two private placements in 1998. Twelve shareholders responded. The Company issued a total of 192 common shares for the aggregate proceeds of $16.80.

9. Related Party Transactions

   During the nine months ended September 30, 2000, the Company paid $24,250 to a director of the Company.

                          NET MASTER CONSULTANTS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

10. Subsequent Events

   On September 26, 2000, the Company signed a letter of intent to acquire Smart Card Technologies Co., Ltd. ("SCT"), a private Japanese company in the business of developing and marketing Radio Frequency Identification tags and related biometric and smart card application. The company will issue approximately 2,800,000 common shares for 100% of SCT's outstanding shares. Upon closing, 300,000 common shares will be issued as a finder's fee. The acquisition is subject to completion of due diligence and final documentation.

   On October 10, 2000, the Company signed a letter of intent with Elysio Capital Corp. ("Elysio"), a newly formed Delaware corporation for the merger of Net Master into Elysio. The merger is subject to the Company's successful acquisition of SCT and to Elysio providing at least $900,000 financing. In the proposed merger, Elysio will be the surviving corporation and shareholders of the Company will have right to receive one common share of Elysio for each common share of the Company. After the merger, SCT will be a wholly owned subsidiary of Elysio. The completion of the merger is subject to completion of due diligence and final documentation.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below.

Business Operations

The Company has no current or active business or operations. On or about September 26, 2000, the Company entered into a letter of intent ("Letter of Intent") with Smart Card Technologies Co., Ltd. ("SCT") and its shareholders to acquire 100% of SCT, a private Japanese company in the business of developing and marketing Radio Frequency Identification ("RFID") tags and related biometric and smart card applications. The Company intends to issue approximately 2,800,000 shares of its common stock as consideration for 100% of SCT's outstanding shares. A finder's fee of 300,000 shares will be paid upon closing. The closing of the proposed acquisition is subject to satisfactory completion of due diligence and final documentation.

SCT was founded in 1998 and is currently headquartered in Tokyo, Japan. SCT develops, designs and manufactures RFID products, components and customized software solutions to meet the specialized needs of logistics applications. SCT believes it has developed the smallest chip antenna available that it integrates into its own products, and sells to third parties. It currently markets its products through business alliances with over 40 major Japanese corporations that include Tokyo Nohin Daiko, LITI, Toshiba, Tamura and Sanyo.

On or about October 10, 2000, the Company entered into a letter of intent with Elysio Capital Corp., a Delaware corporation ("Elysio"), for the merger of the Company into Elysio (the "Elysio Merger"). The Elysio Merger is subject to the Company's successful acquisition of 100% of the capital stock of SCT. Elysio is a newly-formed Delaware corporation seeking to raise capital and develop management to invest in technology companies. The Elysio Merger is also subject to Elysio providing at least $900,000 to finance the business operations of SCT and the costs of the transactions. In the proposed Elysio Merger, Elysio will be the surviving corporation and holders of the Company will have the right to receive one share of Elysio common stock for each share of the Company's common stock. After the Elysio Merger, SCT will be a wholly owned subsidiary of Elysio. The Company plans to engage Elysio to provide management services for the Company and SCT pending the closing of these transactions. The completion of the Elysio Merger is subject to completion of due diligence and final documentation.

Prior to the Letter of Intent with SCT and the letter of intent with Elysio, the Company was a party to a letter of intent with Global Direct on the Internet Sweden AB and Global Direct 2000 Inc., two international e-commerce companies (collectively, "Global Direct"). The letter of intent expired and was terminated by the parties on June 26, 2000.

On June 20, 2000, the Company filed a Form S-8 Registration Statement to register an aggregate of 300,000 shares of its common stock issued in payment of certain consulting services. The consulting services were rendered in connection with a consulting services agreement dated May 17, 2000 between the Company and Giovanni Trivella. On July 14, 2000, the Company issued an aggregate of 300,000 shares pursuant to the consulting services agreement valued at $2.00 per share. The 300,000 shares were released by the Company in installments of 50,000 shares during the period June 1, 2000 and September 30, 2000. The consulting services agreement expired on September 30, 2000.

Plan of Operations

With the signing of a Letter of Intent to acquire 100% of SCT, the Company has renewed its efforts towards the implementation of a project to secure profitability for its shareholders. The acquisition of SCT is planned to be accomplished by the issuance of approximately 2.8 million shares of Net Master common stock for 100% of the SCT outstanding shares. Due diligence and other documentation are in progress.

SCT believes it developed the smallest chip antenna available and has a number of patents pending in Japan. It currently markets its products through business alliances with over 40 major Japanese corporations and offers an enormous business opportunity to the Company and its shareholders.

Cash Requirements

On April 24, 2000, the Company entered into an agent agreement ("Agent Agreement") with MFC Merchant Bank S.A. of Switzerland to raise $5,000,000 through a private placement of up to 1,000,000 shares of the Company's common stock. The closing of the financing was scheduled for July 31, 2000 and subsequently extended to September 15, 2000. As a result of the termination of the Global Direct letter of intent by the parties, the Agent Agreement expired on September 15, 2000 and no funds were raised through the private placement.

The Company, however, believes that it has the ability to satisfy its cash requirements and obtain the funding which is needed for its corporate maintenance and the acquisition of SCT from its current shareholders, advances by its consultants and strategic alliances with other capital corporations.

Financing Conditions and Results of Operations

The Company had no revenues during the third fiscal quarter ending September 30, 2000 and financed its expenditures which totaled $485,233 from loans received ($40,000) from ValorInvest Ltd., stock issued for services ($705,017), and by reducing its Accounts Payable by $56,565 to $145,838 and increasing the Cash Balance by $5,894 to $8,832 as of September 30, 2000. Pre-paid expenses in the amount of $2,675 were written off against expenses and $200,000 was accrued for services for the period October 1, 2000 through November 30, 2000.

Accumulated Deficit during the development stage period increased by the operational loss of $485,233 to $879,356. The loss during the reporting period ending September 30, 2000 was due to Corporate Maintenance Cost (accounting, legal, management, rent, service charges and interests, office expense, travel and filing fees) of $60,458 as well as consulting fees in the amount of $424,770 ($400,000 of which pertain to the consulting contract dated May 17, 2000 between the Company and Giovanni Trivella in connection with the exploration of business opportunities and financing possibilities.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submissions of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on form 8-K.

         (a)      Exhibits Required by Item 601 of Regulation S-B:

                  27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes and is not filed.

         (b)      Reports on Form 8-K:

                  On August 24, 2000, the Company filed a report on Form 8-K that announced that the letter of intent between the Company and Global Direct was expired and terminated on June 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

NET MASTER CONSULTANTS INC.

(Registrant)      By:   /s/ Nora Coccaro
                        President and Chief Financial Officer

Date: November 10, 2000

                                INDEX TO EXHIBITS

Exhibit Number      Description

27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes and is not filed.