Form 10KSB
period 2000-12-31
NETMASTER INC
filed 2001-03-30
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

_________________________

FORM 10-KSB

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-28311

_________________________

NET MASTER CONSULTANTS, INC.
 (Name of small business issuer in its charter)
Texas (State or other jurisdiction of incorporation or organization)	76-027334 (I.R.S. Employer Identification No.)

c/o 1001 Pennsylvania Avenue, N.W., 6th Floor Washington, DC (Address of principal executive offices)	20004 (Zip Code)

(604) 602-1717
(Issuer's telephone number, including area code)

_________________________

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year.    $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2000.   $2,576,200

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of the latest practible date:
6,688,292 as of December 31, 2000.

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

NET MASTER CONSULTANTS, INC.

FORM 10-KSB

For the Year Ended December 31, 2000

INDEX

PART I

Item 1.  Description of Business.

Business Development.

             Net Master Consultants, Inc. (sometimes referred to herein as the "Company") was originally incorporated under the laws of the State of Texas on December 28, 1998 under the name "Houston Produce Corporation." In June 1997, we changed our name to "Net Master Consultants, Inc."

Business of Net Master Consultants, Inc.

             We are a development stage company and are not presently engaged in any business. Accordingly, the auditors report in our financial statements notes that we will require additional financing or future profitability if we are going to remain as a going concern. Since our formation, we have explored entering into different businesses but did not commence operations in any of these businesses. The particular businesses explored were:

    From the date of our incorporation on December 28, 1988, we explored the importation of fruit and vegetables from Latin America for sale in the United States market. Our current management is informed that importations and operations never commenced due to lack of funding and coordination of importation efforts. The Company then became dormant until 1997.

    In March 1997, our corporate status was revived and we began to explore entering the internet media business with plans of providing electronic communication services in the form of proprietary network programming. In July 1997, we changed our name to "Net Master Consultants, Inc." in order to pursue the entrance into the internet media market. We did not succeed in launching operations as an internet media or communications company and that business plan was abandoned in October, 1999.

    From October, 1999 until September, 2000, our management was engaged in searching for a profitable business opportunity or combination. During this period, our management concentrated on finding one or more profitable businesses for a possible reverse merger whereby the target would be merged with and into the Company, thereby succeeding to our status as a publicly traded company.

    On March 28, 2000, we entered into a letter of intent to acquire two companies, Global Direct on the Internet AB, and Global Direct 2000, Inc. (collectively, "Global Direct"). These companies were engaged in international e-commerce. We were, however, unable to complete due diligence of Global Direct to our satisfaction and terminated our letter of intent in August, 2000.

    On September 26, 2000, we signed a non-binding letter of intent to acquire Smart Card Technologies Co., Ltd. ("Smart Card"), a privately-held Japanese corporation engaged in the research, development, and production of "smart card" technology. Smart cards utilize computer chips and radio frequency identification ("RFID") in order to enhance the commercial capabilities of credit cards, debit cards, and other information storage or tracking devices. If a transaction like that contemplated in the non-binding letter of intent is consummated, we will enter the RFID and smart card technology business.

    In October, 2000, we entered into a non-binding letter of intent with Elysio Capital Corp., a Delaware corporation ("Elysio") pursuant to which we intend to merge with and into Elysio, with Elysio being the surviving corporation. Our non-binding letter of intent with Elysio is expressly conditioned upon several factors, including our acquisition of Smart Card, as well as Elysio being able to raise sufficient funds to be used as working capital of the surviving corporation.

Reports to Securities Holders

             We are a publicly reporting company, filing reports with the Securities and Exchange Commission ("SEC") as required by Sections 13 an 15 of the Securities Exchange Act.

             A copy of the materials which we have filed with the SEC may be obtained and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the site http://www.sec.gov.

Item 2.  Description of Property.

We do not own any real estate, nor invest in any real estate securities. We have no office facilities or real property holdings except that we currently rent office space in Vancouver, British Columbia on a month-to-month basis at a monthly rental of $2,000.  No amount of rent was actually paid in fiscal year 2000.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which we, our director, or our officer are a party. We have no knowledge of any pending legal proceedings to which parties owning 5% of our common stock are a party. We do not know of any legal proceedings contemplated or threatened by or against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

             Market Information - Our common stock is quoted on the OTC Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc., under the symbol "NTMS". There was no substantial activity before December 1998. The below prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low

March 31, 1999	$6.25	$4.50
June 30, 1999	7.00	5.00
September 30, 1999	5.19	2.88
December 31, 1999	6.75	4.56
March 31, 2000	6.20	2.80
June 30, 2000	6.50	3.80
September 30, 2000	3.75	2.75
December 31, 2000	3.50	0.88

             Holders - The approximate number of registered holders of the common stock as of December 31, 2000 is 38. The number of shares of our common stock outstanding is 6,688,292.

             Dividends - During the last two years, we have not paid any dividends, nor do we anticipate paying any cash dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place which would limit or restrict our ability to pay dividends.

             Recent Sales of Unregistered Securities - We made the following sales of unregistered common stock during the fiscal year ended December 31, 2000:
Date of Issue	Title	Purchaser	Shares Sold	Consideration	Exemption

08/15/00	Common	SLIC*	48	$4.20	Regulation D
08/15/00	Common	Wade A. Becker*	20	$1.90	Regulation D
08/15/00	Common	Todd M. or Jill Becker*	26	$2.20	Regulation D
08/15/00	Common	Wilma S. Washington*	4	$0.20	Regulation D
08/15/00	Common	Randall or Nona Binegar*	10	$1.40	Regulation D
08/15/00	Common	Todd E. Simpson*	4	$0.20	Regulation D
08/15/00	Common	James L. Scagg*	4	$0.20	Regulation D
08/15/00	Common	Benjamin N. or Marge Oaks*	4	$0.20	Regulation D
08/15/00	Common	Wade J. Vogel*	22	$2.00	Regulation D
08/15/00	Common	Steven Wolff*	36	$2.70	Regulation D
08/15/00	Common	Dan E. Klatt*	4	$0.20	Regulation D
08/15/00	Common	Richard or Patricia Frohlich*	10	$1.40	Regulation D

* In connection with sales of our common stock in 1998 and 1999, certain existing shareholders held statutory preemptive rights to purchase shares of common stock at prices of $0.05 and $0.50 per share. Twelve shareholders exercised these preemptive rights and purchased a total of 192 shares. This was one of those purchasers.

Item 6.  Plan of Operation

             We are not currently engaged in any business. Pursuant to a non-binding letter of intent, we intend to acquire 100% of the stock of Smart Card, a private Japanese company in the business of researching, developing and marketing RFID and other smart card applications. Similar to credit or debit cards, smart cards utilize computer chips and RFID in order to store additional data and communicate with electronic readers, thereby allowing for additional data storage and more complex commercial transactions. RFID is an advanced identification technology that allows an electronic reader to exchange data with a smart card's "tag" through the use of radio frequencies. The commercial benefit of such communication is that it does not require direct contact (as does magnetic stripe technology) or a direct line of sight to a reader (as does bar code technology). This technology is used in commerce in order to identify, track, sort, detect and authenticate an infinite variety of objects including people, garments, containers and pallets in a stationary position or in motion. Smart Card has developed and patented the world's smallest chip antenna which it integrates into its own products and sells to third parties. If we are successful in acquiring Smart Card, we intend to pursue partnerships and alliances with major industrial companies in order to utilize Smart Card's technology in electronic components, PC hardware, and the garment, medical and telecommunications industries.

             The non-binding letter of intent with Smart Card contemplates our issuing approximately 2.8 million shares of our common stock as consideration for Smart Card's outstanding shares, thereby making Smart Card a wholly owned subsidiary. The transaction will not be consummated unless a number of contingencies are satisfied. These include our merging into Elysio and obtaining of sufficient working capital to operate and develop Smart Card's business. Our acquisition of Smart Card is also dependant upon the completion of due diligence and agreement of the parties on final documentation and terms.

             The non-binding letter of intent with Elysio contemplates our merger with and into Elysio, with Elysio becoming the surviving company. Pursuant to the non-binding letter of intent, Elysio is using its best efforts to raise up to $3 million through the private placement of Elysio's preferred equity units. Our management and Elysio believe that $3 million will be sufficient to finance the merger, the acquisition of Smart Card, and the execution of Smart Card's business plan for the next twelve months. In the proposed merger with Elysio, our shareholders would exchange all of our issued and outstanding common stock for an equal number of shares of Elysio's stock. Following this merger, Elysio's shareholders would have 1 million shares of the surviving company's stock. The completion of the merger with Elysio is contingent upon our reaching a final agreement with Smart Card for the acquisition of Smart Card. The Elysio merger is also dependant upon Elysio raising enough funds to fund the Smart Card acquisition, our completion of due diligence, and the agreement of the parties on final documentation. In order to help facilitate the merger with Elysio, our shareholders have approved our re-incorporation as a Delaware corporation through a merger with and into a Delaware corporation formed for the specific purpose of amending our state of incorporation.

           There can be no assurance that we will be able to consummate either of the above described transactions. If the acquisition of Smart Card and the merger with Elysio are not completed, we intend to seek other potential acquisition targets in the e-commerce or Internet industry.

             In order to provide working capital to Smart Card pending our acquisition, we have agreed to loan up to $2.5 million to Smart Card, in installments based upon an agreed schedule. In order to satisfy the requirements of our loan agreement with Smart Card, we have in turn agreed to borrow up to $3 million from Elysio in accordance with an agreed schedule. The funds advanced by Elysio that are not advanced to Smart Card will be used as working capital by us. As of the date of this report, Elysio has advanced to us $700,000 which we have used to advance funds to Smart Card and to pay certain expenses.

Item 7.  Financial Statements and Supplementary Data.

             Our financial statements, as indexed in Item 13, are attached to this filing and incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             On February 5, 2001, we engaged Grant Thornton LLP as our principal independent accountants, dismissing our former principal independent accountants, Crouch, Bierwolf & Chisholm CPAs. Crouch, Bierwolf & Chisholm CPAs' reports on our financial statements for the past two fiscal years did not contain any adverse opinions or disclaimers of opinion and were not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with our former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which if not resolved would have caused our former accountant to make reference to the subject matter of the disagreement(s) in connection with its report.

             Our decision to use Grant Thornton LLP was approved by our sole director and officer.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

             Our sole director and officer*, who will serve until our next annual meeting, or until her successors are elected or appointed and qualified, is as follows:

Name	Age	Year Elected	Positions Held

Nora Coccaro	44	1999	Director, President, Treasurer and Secretary

             Nora Coccaro is our sole director and President, Treasurer and Secretary. Ms. Coccaro grew up in Montevideo, Uruguay, where she attended medical school at the University of Uruguay. She has been involved in the North and South American financial communities for the past 15 years, participating in management of public companies and particularly in Canadian and American mining activities in South America. She was Venezuelan Operations Manager of Ourominas Minerals Inc. from 1995 until 1997. In 1996 and 1997, she was retained by Homestake Mining Company as consultant in Central America to review mineral title administration procedures, land status and market research. Since 1998, Ms. Coccaro has served as the President and Director of Thor Ventures Corporation. In 1998, Ms. Coccaro was appointed Director of Americana Gold & Diamond Holdings, Inc. a Nasdaq Bulletin Board company and from 1998 until May 1999 she was Director and Executive Vice-President of Black Swan Gold Mines, a Toronto Senior Listing company. Since September 1999, Ms. Coccaro has served as the President and a Director of Healthbridge Inc.

             Since September 1998 she has also served as the Consul of Uruguay to Western Canada.

             We have no other officers or employees. Given that we have only one director and officer, no family relationships between such positions exists. No legal proceedings have been instituted in the previous five years against our sole director and officer. We have no knowledge of any legal proceedings against any predecessor director, officer, or promoter.

             *  Mr. J. Dan Sifford, Jr. served as a director and our President through our sharholders' meeting held on January 25, 2000, at which time Ms. Coccaro was elected to serve as our sole director.

Item 10.  Executive Compensation.

             Summary Compensation Table. The following table sets forth certain summary information concerning the compensation paid to the President and certain former directors for the fiscal year ended December 31, 2000.
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Compensation

J. Dan Sifford, Jr., former President and Director	12/31/00 12/31/99 12/31/98	0 0 0	0 0 0	0* 0 0

Nora Coccaro, President and Sole Director	12/31/00 12/31/99	$32,100 $ 2,675	0 0	0 0

             *  Mr. Sifford was not paid any salary or compensation for his role as our President or Director. Mr. Sifford was the Managing Director of Intrepid International, Ltd., a consultant of ours which billed us on a time and fee basis for Mr. Sifford's efforts. Mr. Sifford's compensation from Intrepid was not dependant upon his efforts or time spent on behalf of the Company.

Option/SAR Grants. We have not granted any options or stock appreciation rights to our officers or directors during the last fiscal year.

Aggregate Option/SAR Exercises. No stock options or stock appreciation rights have been exercised in the last fiscal year.

Long Term Incentive Plan Awards. No long term incentive plans have been awarded.

Compensation of Directors. We have entered a retainer agreement with our sole director, Ms. Nora Coccaro, for the payment of $2,675 per month in consideration of Ms. Coccaro's services to us.

Employment Contracts And Termination Of Employment. We have not entered any employment contracts. No compensation plan or arrangement exists which provide for compensation in the event of a termination or resignation of our president.

Report on Repricing of Options/SARS. No options or stock appreciation rights have been granted to our directors or officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table provides information regarding record owners of at least five percent of our outstanding common stock of the Company. These following five percent or more shareholders are unrelated to our management. Neither management, nor any affiliate of management, has any interest in any of the following shareholders, nor do any of the following shareholders possess any interest or affiliation with our management.
Title of Class	Name and Address	Number of Shares Owned as of December 31, 2000	% of Class

Common	MFC Merchant Bank S.A. 6, Cours de Rive CH-1211 Geneva 3 Switzerland	540,000	8.07

Common	Euroswiss Securities Ltd. Queensway House Queen Street St. Helier, Jersey Channel Islands	540,000	8.07

Common	Harpings Management Ltd. Market Street Douglas, Isle of Man	540,000	8.07

Common	MFC Securities AG Burglistrasse 6 CH-8002 Zurich Switzerland	540,000	8.07

Common	Valor Invest Limited Quai des Bergues CH-1201 Geneva Switzerland	540,000	8.07

Common	Value Invest Ltd. Letzibraben 89 CH-8040 Zurich Switzerland	540,000	8.07

Common	Pensbreigh Holdings Ltd. c/o Chancery Chambers Bridgetown, Barbados	540,000	8.07

Common	Volendam Securities C.V. Veerkade 2 NL-3016 de Rotterdam Postbus 23444 NL-3001 KK Rotterdam Netherlands	540,000	8.07

Common	Noble Trading Shipley House So. Shipley Street P.O. Box N-7755 Nassau, Bahamas	540,000	8.07

Total 5% Owners		5,400,000	80.74

Total Issued and Outstanding		6,688,292	100.00

Security Ownership Of Management.  The following disclosure presents the total beneficial security ownership of our sole Director and Officer.
Name and Address of Beneficial Owner	Actual Shares Owned	%

Nora Coccaro* 1177 W. Hastings, Suite 1818 Vancouver, B.C. V6E 2K3	-0-	0.00

All Officers and Directors as a Group	-0-	0.00

Total Shares Issued and Outstanding	6,688,292	100.00

             *  Ms. Coccaro is presently our sole Officer and Director.

Changes In Control. Other than as described under Item 6. Plan of Operations above, there are no arrangements known to us, including any pledge by any persons, of our securities, which may at a subsequent date result in a change of control.

Item 12.  Certain Relationships and Related Transactions.

             Pursuant to our non-binding letter of intent with Elysio, upon the completion of the proposed transactions with Smart Card and Elysio, a finders fee will be due and owing to Valor Invest Limited in the form of 300,000 shares of the surviving company's common stock. Valor Invest Limited currently holds 270,000 shares of our common stock and is listed as a beneficial owner above. The finders fee is contingent upon the completion of the transactions with Smart Card and Elysio and was approved by our sole Director as consideration for Valor Invest Limited's efforts in procuring the Elysio non-binding letter of intent.

Item 13.  Exhibits and Reports on Form 8-K.
(a)	1. Financial Statements:
See Index to Financial Statements and Schedule on page F-1

2. The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB

	2.1*	Articles of Incorporation of Houston Produce Corporation

	2.2*	Articles of Amendment of Net Master Consultants, Inc.

	2.3*	By-Laws

	6.1*	Financial Services Consulting Agreement

	6.2*	Attorney Disclosure and Special Relationship Agreement

	6.3*	Attorney Disclosure and Special Relationship Agreement

	6.4	Loan Agreement between the Company and Smart Card Technologies Co., Ltd. dated November 20, 2000

	6.5	Loan Agreement between the Company and Elysio Capital Corp. dated November 20, 2000

(b)	Reports on Form 8-K

None

*  Incorporated by reference to the Form 10-KSB/A filed on April 18, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET MASTER CONSULTANTS, INC.

/s/ Nora Coccaro

Nora Coccaro, President, Treasurer and Secretary
Date: March ___, 2001

NET MASTER CONSULTANTS, INC.

INDEX TO FINANCIAL STATEMENTS

Grant Thornton LLP
Chartered Accountants
Management Consultants
Canadian Member Firm of
Grant Thornton International

Independent Auditors' Report on the
  Financial Statements

To the Shareholders of
Net Master Consultants, Inc.
  (A Development Stage Company)

We have audited the balance sheet of Net Master Consultants, Inc. (A Development Stage Company) as at December 31, 2000 and the statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2000 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at December 31, 1999 and for the period from inception to December 31, 1999 were audited by a firm of certified public accountants who expressed an opinion on those statements in their report dated February 7, 2000 which included an emphasis paragraph with respect to issues raising substantial doubt about the company's ability to continue as a going concern.

/s/ Grant Thornton LLP
Vancouver, Canada
February 13, 2001

Chartered Accountants

Net Master Consultants, Inc.
 (A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)
December 31	2000	1999

Current asset
Cash	$4,566	$705

Current liabilities
Accounts payable and accrued liabilities	$171,648	$66,662
Loan payable to shareholder (Note 3)	130,000	-
Advance from Elysio Capital Corp. (Note 4)	80,000	-

	381,648	66,662

Stockholders' Deficiency
Capital stock (Note 5)
Authorized:
100,000,000 common shares with a par value of $0.00005 (1999: $0.0001)
Issued and outstanding:
6,688,292 common shares (1999: 6,335,600)	335	634
Additional paid in capital	822,015	116,699
Stock subscriptions	-	(2,772)
Deficit	(1,199,432)	(180,518)

	(377,082)	(65,957)

	$4,566	$705

Commitments (Note 8)

See accompanying notes to the financial statements.

Net Master Consultants, Inc.
 (A Development Stage Company)
 Statement of Operations
 (Expressed in U.S. Dollars)
Period from Inception to December 31 2000	Year Ended December 31 2000	Year Ended December 31 1999

Expenses
Accounting and legal	$173,000	$150,503	$14,890
Consulting fees	833,569	714,847	22,500
Interest	6,518	6,518	-
Management fees (Note 8)	27,097	27,097	-
Occupancy	27,820	25,680	2,140
Office	20,630	13,604	765
Transfer agent and filing fees	22,667	22,667	-
Travel and accommodation	88,131	57,998	26,367

Total expenses and net loss	$1,199,432	$1,018,914	$66,662

Net loss per share basic and diluted		$(0.16)	$(0.01)

Weighted average number of shares outstanding		6,474,945	6,335,600

See accompanying notes to the financial statements.

Net Master Consultants, Inc.
 (A Development Stage Company)
 Statements of Cash Flows
 (Expressed in U.S. Dollars)
Period from Inception to December 31 2000	Year Ended December 31 2000	Year Ended December 31 1999

Cash derived from (applied to)

Operating
Net loss	$(1,199,432)	$(1,018,914)	$(66,662)
Consulting fees paid through issuance of common stock	640,000	640,000	-
Common stock issued to settle trade payables	41,080	41,080	-
Organization cost paid through issuance of common stock	33	-	-
Common stock issued for other services	33,420	23,920	-
Change in accounts payable and accrued liabilities	171,648	104,986	66,662

	(313,251)	(208,928)	-

Financing
Loan payable to shareholder	130,000	130,000	-
Advance from Elysio Capital Corp.	80,000	80,000	-
Common stock issued for cash	107,817	2,789	-

	317,817	212,789	-

Net increase in cash	4,566	3,861	-

Cash, beginning of period	-	705	705

Cash, end of period	$4,566	$4,566	$705

Non-cash financing transactions
Common stock issued for consulting services	$640,000	$640,000	$-
Common stock issued for other services	33,420	23,920	-
Common stock issued for organization cost	33	-	-
Common stock issued to settle trade payables	41,080	41,080	-

See accompanying notes to the financial statements.

Net Master Consultants, Inc.
 (A Development Stage Company)
 Statement of Stockholders' Equity
 (Expressed in U.S. Dollars)
For the period from inception (December 28, 1988) to December 31, 2000

	Common Stock
	Shares	Amount	Additional Paid-in Capital		Stock Subscriptions	Deficit	Total

Inception at December 28, 1988	-	$-	$-		$-	$-	$-

Shares issued for organization cost	33,000	33,000	(32,967)		-	-	33
Loss for the period from inception (December 28, 1988) to December 31, 1988	-	-	-		-	(33)	(33)

Balances, December 31, 1988 to December 31, 1996	33,000	33,000	(32,967)		-	(33)	-

1,000 for 1 stock split	32,967,000	-	-		-	-	-
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700		-	-	-
Issuance of stock at $5.00 per share on June 17, 1997	20,000	2	99,998		-	-	100,000
Net loss	-	-	-		-	(80,025)	(80,025)

Balances, December 31, 1997	3,020,000	302	99,731		-	(80,058)	19,975

Stock issued at $0.10 for services	95,000	10	9,490		-	-	9,500
Stock issued for cash and subscription receivable at $0.14 per share	52,800	5	7,795		(2,722)	-	5,028
Net loss	-	-	-		-	(33,798)	(33,798)

Balances, December 31, 1998	3,167,800	317	117,016		(2,772)	(113,856)	705

Net loss	-	-	-		-	(66,662)	(66,662)

Balances, December 31, 1999	3,167,800	317	117,016		(2,772)	(180,518)	(65,957)

2 for 1 stock split	3,167,800	-	-		-	-	-
Stock issued at $2.00 per share for consulting fees	320,000	16	639,984		-	-	640,000
Stock issued at $2.00 per share to settle trade payables	20,540	1	41,079		-	-	41,080
Stock issued at $2.00 per share for services	11,960	1	23,919		-	-	23,920
Stock issued per preemptive rights	192	-	17		-	-	17
Stock subscriptions received	-	-	-		2,772	-	2,772
Net loss	-	-	-		-	(1,018,914)	(1,018,914)

Balances, December 31, 2000	6,688,292	$335	$822,015	$	Nil	$(1,199,432)	$(377,082)

See accompanying notes to the financial statements.

Net Master Consultants, Inc.
 (A Development Stage Company)
 Notes to the Financial Statements
 (Expressed in U.S. Dollars)
December 31, 2000

1.   Organization and description of business

Net Master Consultants, Inc. (the "company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March, 1997. In June, 1997, the company changed its name to Net Master Consultants, Inc.

The company has had limited activity since its inception. No significant revenues have been realized. On September 26, 2000 the company entered into a letter of intent with Smart Card Technologies Co. Ltd. ("SCT") and its shareholders to acquire 100% of SCT, a private Japanese company. SCT, headquartered in Tokyo, develops, designs and manufactures radio frequency identification products, components, and customized software solutions to meet the specialized needs of logistics applications.

The company has few tangible assets, has had recurring operating losses, and does not have an established source of revenue to allow it to continue as a going concern. It is the intention of the company to seek additional financing through private placements of its common stock and through its planned merger with Elysio Capital Corp. (Note 8).

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Statement of cash flows

For the purpose of the statement of cash flows, the company considers cash on hand and balances with banks, net of overdrafts, and highly liquid temporary money market instruments with original maturities of three months or less as cash or cash equivalents.

Accounting for stock options

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or to continue to recognize compensation expense under previously existing accounting pronouncements and to provide pro forma disclosures of net earnings (loss) and, if presented, earnings (loss) per share, as if the above-referenced fair value method of accounting was used in determining compensation expense.

The company accounts for stock-based employee or director compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

Net Master Consultants, Inc.
 (A Development Stage Company)
 Notes to the Financial Statements
 (Expressed in U.S. Dollars)
December 31, 2000

2.   Summary of significant accounting policies (Continued)

Accounting for stock options (Continued)

Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable. Compensation is charged to expense over the shorter of the service or vesting period. Unearned amounts are shown as deferred compensation in shareholders' equity.

Deferred income taxes

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying presently enacted tax rates and laws.

A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Financial instruments

The company has financial instruments that include cash, payables and accruals, loan payable and advance due to Elysio Capital Corp. It was not practicable to determine the fair value of the loan payable and the advance from Elysio Capital Corp. as a result of their uncertain repayment terms.

The fair value of all other financial instruments approximates their recorded amounts.

Foreign currency translation

The company considers the U.S. dollar its functional currency.

Monetary assets and liabilities resulting from foreign currency transactions are translated into United States dollars using the year end conversion rates. Revenues, expenses, receipts and payments are translated throughout the year at exchange rates prevailing at the date of the transaction. Exchange gains and losses are included in earnings for the period.

Net Master Consultants, Inc.
 (A Development Stage Company)
 Notes to the Financial Statements
 (Expressed in U.S. Dollars)
December 31, 2000

2.   Summary of significant accounting policies (Continued)

Recent accounting pronouncements

SFAS Nos. 133 and 138

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and certain Hedging Activities, an amendment of FASB Statement No. 133", effective for fiscal years beginning after June 15, 2000. These Statements establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statements generally provide for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting SFAS Nos. 133 and 138 on the financial statements, but does not anticipate that they will have a material impact.

SFAS No. 140

The Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125. The new Statement revises some of the standards for accounting for collateral and for securitizations and other transfers of financial assets. It is based on the financial-components approach used in SFAS 125 and carries over most of that Statement's accounting provisions without change. The revised accounting provision apply to transfers of financial assets occurring after March 31, 2001. SFAS 140 also requires expanded disclosures about securitized and pledged financial assets, which are effective for fiscal years ending after December 15, 2000. Management is evaluating the impact of adopting SFAS No. 140 on the financial statements, but does not anticipate that it will have a material impact.

3.   Loan payable to shareholder

This loan is payable on demand, is unsecured, and bears interest at 8% per annum. Subsequent to year end an additional $7,500 was advanced to the company pursuant to the terms of this agreement.

Net Master Consultants, Inc.
 (A Development Stage Company)
 Notes to the Financial Statements
 (Expressed in U.S. Dollars)
December 31, 2000

4.   Advance from Elysio Capital Corp.

The advance received from Elysio Capital Corp. bears interest at 6.15%, is due in full on December 31, 2001 and is secured by a promissory note and a pledge of certain receivables to be recorded upon the finalization of the transactions disclosed in Note 8. This facility has a limit of $3,000,000.

Subsequent to year end, an advance of $600,000 was received under this facility. The funds received were then loaned to SCT (Note 8).

5.   Capital stock

Stock split

In 1997, the company's Board of Directors authorized a 1,000 for one stock split and the cancellation of 30,000,000 shares as part of the reorganization and reincorporation.

In January, 2000, it authorized a two for one stock split.

Shares issued for services

On May 17, 2000, the company signed a consulting services agreement for a term of six months ending November 30, 2000. In consideration of the services rendered, the company agreed to issue 300,000 common shares of the company at $2 per share. The shares were to be issued in six equal instalments of 50,000 shares each. All 300,000 shares were issued to the consultant by the company during the year.

On August 24, 2000, the company issued 52,500 common shares at a price of $2 per share to another consultant as a payment for services rendered during the period from September, 1999 to August, 2000. Of the $105,000 recorded for the shares issued under this agreement, $40,000 was attributable to consulting fees incurred in 2000, $23,920 was attributable to other services incurred during 2000 and $41,080 was attributable to prior year trade payables settled through the issuance of common stock.

Exercise of preemptive rights

To comply with the shareholder preemptive rights provision in the Article of Incorporation amended in July, 1997, the company invited non-insider shareholders of the company to exercise the preemptive rights regarding those shares issued under two private placements in 1998. Twelve shareholders responded. The company issued a total of 192 common shares for the aggregate proceeds of $17.

Stock options

The company has not yet issued any options on its common stock.

6.   Related party transactions

Included in consulting expenses is $32,100 (1999: $2,675) paid by the company to its sole director.

Net Master Consultants, Inc.
 (A Development Stage Company)
 Notes to the Financial Statements
 (Expressed in U.S. Dollars)
December 31, 2000

7.   Income taxes

At December 31, 2000, the company has net operating losses carried forward of approximately $1,016,000 (December 31, 1999: $180,000) that may be offset against future taxable income to 2014. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

8.   Commitments

Acquisition

On September 26, 2000, the company signed a non-binding letter of intent to acquire SCT, a private Japanese company in the business of developing and marketing radio frequency identification tags and related biometric and smart card applications. The company has agreed to issue approximately 2,800,000 common shares for all of SCT's issued and outstanding common shares. Upon closing, 300,000 common shares will also be issued to a shareholder as a finder's fee. The acquisition is subject to completion of due diligence and final documentation.

Merger

On October 10, 2000, the company signed a non-binding letter of intent with Elysio Capital Corp. ("Elysio"), a newly formed Delaware corporation. The merger is subject to the company's successful acquisition of SCT and to Elysio having raised at least $900,000. Pursuant to the merger agreement, Elysio will be the surviving corporation and shareholders of the company will have the right to receive one common share of Elysio for each common share of the company. After the merger, SCT will be a wholly-owned subsidiary of Elysio. The completion of the merger is subject to completion of due diligence and final documentation.

Consulting fees

The company has an agreement to pay consulting fees of $5,000 per month. The agreement continues indefinitely unless cancelled by either the company or the consultant.

Management fees

On October 10, 2000, the company entered into an Interim Management Agreement with Elysio. Under this agreement, Elysio has agreed to provide defined management services for $10,000 per month. This agreement will terminate at the earlier of:

  The election to terminate by Elysio.

  The termination of the September 26, 2000 letter of intent.

  The finalization of the company's acquisition of SCT and the completion of the company's merger with Elysio.

During the year ended December 31, 2000, the company incurred $27,097 in management fees under this agreement.