Form 10QSB
period 2000-12-31
NETMASTER INC
filed 2001-05-14
CIK 1099728

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

(  )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ______________to_____________

Commission file number 000-28311
NET MASTER CONSULTANTS, INC. (Exact Name of Registrant as specified in its charter)
Texas (State or other jurisdiction or incorporation or organization)	76-027334 (IRS Employer Identification No.)
1001 Pennsylvania Avenue, NW, 6th Floor Washington, DC 20004 (Address of principal executive offices)
604-602-1717 (Issuer's telephone number)
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes  X     No

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,668,292

PART I
ITEM 1.     FINANCIAL STATEMENTS
NET MASTER CONSULTANTS, INC. (A Development Stage Company) BALANCE SHEET (Unaudited)
	March 31 2001	December 31 2000
ASSETS
Current
Cash	$5,614	$4,566
Interest receivable	9,225	-
Loan to Smart Card Technologies Co., Ltd. (Note 3)	600,000	-
	$614,839	$4,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$249,977	$171,648
Loan payable to shareholder (Note 4)	147,500	130,000
Loan from Elysio Capital Corp. (Note 5)	680,000	80,000
	1,077,477	381,648
Stockholders' equity
Capital stock (Note 6)
Authorized
100,000,000 common shares with a par value of $0.00005
Issued and outstanding
6,688,292 common shares	$335	$335
Additional paid-in capital	822,015	822,015
Deficit accumulated during the development state	(1,284,988)	(1,199,432)
	(462,638)	(377,082)
Total liabilities and stockholder' deficit	$614,839	$4,566

The accompanying notes are an integral part of these financial statements

NET MASTER CONSULTANTS, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Cumulative Total Since Inception	For Three Months Ended March 31
		2001	2000
Revenue
Interest	$9,225	$9,225	$-
Expenses
Accounting and legal	177,315	4,315	14,732
Consulting fees	867,166	33,597	23,200
Interest	19,240	12,722	-
Management fees	57,097	30,000	-
Office	29,848	2,028	5,371
Occupancy	27,050	6,420	6,420
Transfer agent and filing fees	25,668	3,001	5,054
Travel and accommodation	90,829	2,698	7,636
	1,294,213	94,781	62,413
Net loss for the period	$(1,284,988)	$(85,556)	$(62,413)

Net loss per share, basic and diluted		$(0.01)	$(0.01)
Weighted average shares outstanding		6,688,292	6,335,600

The accompanying notes are an integral part of these financial statements

NET MASTER CONSULTANTS, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Cumulative Total Since Inception	For the Three Months Ended March 31
		2001	2000
Cash derived from (applied to)
Operating
Net loss	$(1,284,988)	$(85,556)	$(62,413)
Items not involving an outlay of cash:
Consulting fees paid through issuance of common stock	640,000	-	-
Common stock issued to settle trade payables	41,080	-	-
Organization costs paid through issuance of common stock	33	-	-
Common stock issued for other services	33,420	-	-
Changes in non-cash working capital items:
Decrease in interest receivable	(9,225)	(9,225)	-
Increase in accounts payable	249,977	78,329	23,281
	(329,703)	(16,452)	(39,132)
Investing
Loan to Smart Card Technologies Co., Ltd.	(600,000)	(600,000)	-

Financing
Loan payable to shareholder	147,500	17,500	45,000
Loan from Elysio Capital Corp.	680,000	600,000	-
Common stock issued for cash	107,817	-	-
	935,317	617,500	45,000
Net increase in cash	5,614	1,048	5,868
Cash, beginning of period	-	4,566	705
Cash, end of period	$5,614	$5,614	$6,573
Non-cash financing transactions
Common stock issued for consulting services	$640,000	$-	$-
Common stock issued for other services	33,420	-	-
Common stock issued for organization costs	-	-	-
Common stock issued to settle trade payables	41,080	-	-

The accompanying notes are an integral part of these financial statements

NET MASTER CONSULTANTS, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Deficit	Total
	Shares	Amount
Inception at December 28, 1988	-	$-	$-	$-	$-	$-
Shares issued for organization cost	33,000	33,000	(32,967)	-	-	33
Loss for the period from inception to December 31, 1988	-	-	-	-	(33)	(33)
Balances, December 31, 1988 to December 31, 1996	33,000	33,000	(32,967)	-	(33)	-

1,000 for 1 stock split	32,967,000	-	-	-	-	-
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	-	-	-
Issuance of stock at $5.00 on June 17, 1997	20,000	2	99,998	-	-	100,000
Net loss	-	-	-	-	(80,025)	(80,025)
Balances, December 31, 1997	3,020,000	302	99,731	-	(80,058)	19,975
Stock issued for $0.10 for services	95,000	10	9,490	-	-	9,500
Stock issued for cash and subscription receivable at $0.14 per share	52,800	5	7,795	(2,722)	-	5,028
Net loss	-	-	-	-	(33,798)	(33,798)
Balances, December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	705
Net loss	-	-	-	-	(66,662)	(66,662)
Balances, December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,957)
2 for 1 stock split	3,167,800	-	-	-	-	-
Stock issued at $2.00 per share for consulting fees	320,000	16	639,984	-	-	640,000
Stock issued at $2.00 per share to settle trade payables	20,540	1	41,079	-	-	41,080
Stock issued at $2.00 per share for services	11,960	1	23,919	-	-	23,920
Stock issued per preemptive rights	192	-	17	-	-	17
Stock subscriptions received	-	-	-	2,772	-	2,772
Net loss	-	-	-	-	(1,018,914)	(1,018,914)
Balances, December 31, 2000	6,688,292	335	822,015	Nil	(1,199,432)	(377,082)
Net loss	-	-	-	-	(85,556)	(85,556)
Balances, March 31, 2001	6,688,292	$335	$822,015	$-	$(1,284,988)	$(462,638)

The accompanying notes are an integral part of these financial statements

NET MASTER CONSULTANTS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)

1.   Organization and description of business

While the information presented in these interim financial statements is unaudited, it includes all adjustments that are, in the opinion of management, necessary to the fair presentation of the interim periods reported. As certain information has been condensed or omitted from the notes to the financial statements, these financial statements should only be read in conjunction with the audited financial statements for the year ended December 31, 2000, contained in the Company's annual report on Form 10-KSB.

Net Master Consultants, Inc. (the "Company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the company changed its name to Net Master Consultants, Inc.

The company has had limited activity since its inception. No revenues have been realized. On September 26, 2000 the company entered into a letter of intent with Smart Card Technologies Co. Ltd. ("SCT") and its shareholders to acquire 100% of SCT, a private Japanese company. SCT, headquartered in Tokyo, develops, designs and manufactures radio frequency identification products, components, and customized software solutions to meet the specialized needs of logistics applications.

The company has few tangible assets, has had recurring operating losses, and does not have an established source of revenue to allow it to continue as a going concern. It is the intention of the company to seek additional financing through private placements of its common stock and through its planned merger with Elysio Capital Corp. (Note 9).

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

Statements of cash flows

For the purpose of the statements of cash flows, the company considers cash on hand and balances with banks, net of overdrafts, and highly liquid temporary money market instruments with original maturities of three months or less as cash or cash equivalents.

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

NET MASTER CONSULTANTS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)

2.  Summary of significant accounting policies (Continued)

Financial instruments

The company has financial instruments that include cash, a loan to Smart Card Technologies Co. Ltd., payables and accruals, a loan payable to a shareholder and a loan from Elysio Capital Corp. It was not practicable to determine the fair value of the loan to SCT, the loan payable to a shareholder or the loan from Elysio Capital Corp.

The fair value of all other financial instruments approximates their recorded amounts.

3.  Loan to Smart Card Technologies Co., Ltd.

The loan to this privately-held Japanese company was made under a promissory note bearing interest at 6.15% per annum. The loan is secured by all of the borrower's assets and by a pledge of the borrower's shares. The loan is due on December 1, 2001.

4.  Loan payable to shareholder.

This loan is payable on demand, is unsecured, and bears interest at 8% per annum.

5.  Loan from Elysio Capital Corp.

The loan received from Elysio Capital Corp. bears interest at 6.15%, is due in full on December 31, 2001 and is secured by a promissory note and pledge of the loan receivable (Note 3). This facility has a limited of $3,000.000.

During this quarter, an advance of $600,000 was received under this facility. The funds received were then loaned to SCT (Note 3).

6.  Capital stock

Stock split

In 1997, the company's Board of Directors authorized a 1,000 for one stock split and the cancellation of 30,000,000 shares as part of the reorganization and reincorporation.

In January, 2000, it authorized a two for one stock split.

Stock options

The company has not issued any options on its common stock.

NET MASTER CONSULTANTS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)

7.  Related party transactions

Included in consulting expenses is $8,025 (2000: $8,200) paid by the company to its sole director. This amount is calculated based on $2,675 per month payable to the sole director for her services.

8. Income taxes

At March 31, 2001, the company has net operating losses carried forward of approximately $1,230,000 (December 31, 2000: $1,130,000) that may be offset against future taxable income until 2021. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

9. Commitments

Acquisition

On September 26, 2000, the company signed a non-binding letter of intent to acquire SCT, a private Japanese company in the business of developing and marketing radio frequency identification tags and related biometric and smart card applications. The company has agreed to issue approximately 2,800,000 common shares for all of SCT's issued and outstanding common shares. The merger with SCT is conditioned upon several factors, including the Company's acquisition of necessary funds. Upon closing, 300,000 common shares will also be issued to a shareholder as a finder's fee. The acquisition is subject to completion of due diligence and final documentation.

Merger

On October 10, 2000, the company signed a non-binding letter of intent with Elysio Capital Corp. ("Elysio"), a newly formed Delaware corporation. The merger is subject to certain contingencies, including the company's successful acquisition of SCT and to Elysio having raised at least $900,000. Pursuant to the merger agreement, Elysio will be the surviving corporation and shareholders of the company will have the right to receive one common share of Elysio for each common share of the company. After the merger, SCT will be a wholly-owned subsidiary of Elysio. The completion of the merger is subject to completion of due diligence and final documentation.

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

ITEM 2.     MANAGEMENT DISCUSSION
AND ANALYSIS OF PLAN OF OPERATION

The following discussion is based on the Company's financial statements included elsewhere in this filing. Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

This Quarterly Report on Form 10-QSB contains statements relative to (i) estimates, (ii) future research plans and expenditures, (iii) potential collaborative arrangements, (iv) opinions of management and (v) the need for and availability of additional financing which may be considered "forward-looking statements."

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated will be realized and actual results may differ materially.

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

A.     PLAN OF OPERATIONS

We are not currently engaged in any business. Our intended acquisition of Smart Card Technologies Co., Ltd., a privately-held Japanese corporation ("Smart Card") and our intended merger with and into Elysio Capital Corp., a Delaware corporation ("Elysio") have not yet closed. We are still awaiting the satisfaction of certain conditions to those transactions, including Elysio's raising of adequate funds for our acquisition of Smart Card and the operation of the surviving entity. If we are successful in consummating our transactions with Smart Card and Elysio, we intend to enter the smart card technology industry. We do not currently have any contingency plans of operation if the Smart Card and Elysio transactions are not consummated.

We anticipate that if we are successful in acquiring Smart Card and merging with Elysio, we will require approximately $3,000,000 for the costs and expenses associated with those transactions and the operation of the surviving corporation for the next twelve months. We intend to raise these funds through the merger with Elysio. Any funds needed for the expenses of the Company pending the acquisition and merger transactions will be obtained either through loans or the private sale of our common stock.

1)     CASH REQUIREMENTS

The Company believes that it has the capacity to obtain what limited funding is needed for current corporate operations for the next twelve months from current shareholders or through advances by its consultants. These advances can be repaid in cash at a later date or by compensation in common stock.

In the event the Company consummates the acquisition of Smart Card described above, the Company will require substantial working capital in the near future. Management anticipates that $3,000,000 will be required for development and operation of Smart Card during the twelve months following its acquisition. The Company plans to raise the necessary capital through its merger with and into Elysio, referred to above.

Pursuant to a non-binding letter of intent, Elysio is using its best efforts to raise up to $3 million through the private placement of Elysio's preferred equity units. Our management and Elysio believe that $3 million will be sufficient to finance the merger, the acquisition of Smart Card, and the execution of Smart Card's business plan for the next twelve months.

Financing activities are influenced by many factors, including financial market conditions, technological progress and the Company's projected funding requirements. Significant future financing activities will be required to fund future operating activities. While the Company and Elysio are engaged in continuing negotiations to secure additional capital and financing, there is no assurance such funding will be available or if received will be adequate.

2)     MATERIAL CHANGES IN FINANCIAL CONDITIONS

Because the Company was not engaged in any business, the only material change to the financial condition of the Company is reflected in the increase in expenses incurred during the three months ended March 31, 2001, with a corresponding increase to the reported accounts payable. The Company had no revenues during the first fiscal quarter ending March 31, 2001 and financed its net expenditures for this period which totalled $85,556 from loans received in the amount of $17,500 and by increasing its Accounts Payable by $78,329 and its interest receivable by $9,225. During the fiscal quarter ended March 31, 2001, the company also loaned $600,000 to Smart Card. This loan was financed through a loan from Elysio. The company's cash balance increased during the quarter by $1,048, from $4,566 to $5,164.

Accumulated Deficit during the development stage period increased by the operational loss of $85,556 to $1,284,988. The loss during the reporting period ending March 31, 2001 was due to Corporate Maintenance Cost (accounting, legal, management, rent, service charges, office expense, filing fees) of $45,764 as well as consulting fees and travel expenses in connection with the exploration of business opportunities and financing possibilities of $36,295. The company also incurred interest expense on its loan from Elysio in the amount of $12,722 and interest revenue from its loan to Smart Card in the amount of $9,225.

PART II      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.      CHANGES IN SECURITIES

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

None.

(b)  Reports on Form 8-K.

Form 8-K filed on March 13, 2001 regarding the dismissal of Crouch, Bierwolf and Chisholm CPAs and the appointment of Grant Thornton LLP as the Company's independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Net Master Consultants, Inc. (Registrant)	By:	/s/ Nora Coccaro
Nora Coccaro President and Treasurer

Date: May 8, 2001