Form 10QSB
period 2001-06-30
NETMASTER INC
filed 2001-08-14
CIK 1099728

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________to_____________


                       Commission File Number 000-28311


                         NET MASTER CONSULTANTS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)

                TEXAS                                 76-027334
            -------------                            -------------
    (State or other jurisdiction of              (IRS Employer ID No.)
     incorporation or organization)

                    1001 Pennsylvania Avenue, NW, 6th Floor
                             Washington, DC 20004
            ------------------------------------------------------
                   (Address of principal executive offices)

                                (604) 602-1717
            ------------------------------------------------------
                          (Issuer's telephone number)


             (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO _____

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,668,292


===============================================================================

                                    PART I
                        ITEM  1.  FINANCIAL STATEMENTS



                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                         INTERIM FINANCIAL STATEMENTS

                                 JUNE 30, 2001
                                  (Unaudited)



===============================================================================
                               NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                  (Unaudited)

                                                  June 30,         December 31,
                                                    2001               2000
                                                 ----------         ----------
ASSETS

CURRENT
  Cash                                           $    6,737         $    4,566
  Prepaid expenses                                    1,850               -
                                                 ----------         ----------
                                                 $    8,587         $    4,566
                                                 ==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities       $  282,973         $  171,648
  Loans payable to shareholder (Note 3)             153,500            130,000
  Advance from Elysio Capital Corp. (Note 4)         82,467             80,000
                                                 ----------         ----------
                                                    518,940            381,648

STOCKHOLDERS' DEFICIENCY
  Capital stock
    Authorized
      100,000,000 common shares with
                  a par value of $0.00005
    Issued and outstanding
      6,688,292 common shares                    $      335          $     335
  Additional paid-in capital                        822,015            822,015

  Deficit accumulated during
    the development stage                        (1,332,703)        (1,199,432)
                                                 ----------         ----------
                                                   (510,353)          (377,082)
                                                 ----------         ----------
                                                 $    8,587         $    4,566
                                                 ==========         ==========

   The accompanying notes are an integral part of these financial statements

===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Cumulative          For Six Months              For Three Months
                                         Total             Ended June 30,               Ended June 30,
                                         Since       --------------------------    --------------------------
                                       Inception        2001           2000           2001           2000
                                      -----------    -----------    -----------    -----------    -----------
Revenue                               $      -       $      -       $      -       $      -       $      -

Expenses
     Accounting and legal                 180,827          7,827        109,384          3,512         94,652
     Consulting fees                      867,797         34,228         52,725            631         29,525
     Interest expense                      14,708          8,190          1,859         (4,532)         1,859
     Management fees                       87,097         60,000           -            30,000           -
     Office expenses                       30,370          2,550          7,211            522          1,840
     Occupancy                             33,470         12,840         12,840          6,420          6,420
     Transfer agent and filing fees        27,404          4,737         11,141          1,736          6,087
     Travel and accommodation              91,030          2,899         18,445            201         10,809
                                      -----------    -----------    -----------    -----------    -----------
                                        1,332,703        133,271        213,605         38,490        151,192

Loss for the period                   $(1,332,703)   $  (133,271)   $  (213,605)   $   (38,490)   $  (151,192)
                                      ===========    ===========    ===========    ===========    ===========


Net loss per share, basic and diluted                $    (0.02)    $    (0.03)    $    (0.01)    $    (0.02)
                                                     ===========    ===========    ===========    ===========

Weighted average shares outstanding                    6,688,292      6,335,600      6,688,292      6,335,600
                                                     ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements

===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Cumulative          For Six Months
                                                   Total             Ended June 30,
                                                   Since       --------------------------
                                                 Inception        2001           2000
                                                -----------    -----------    -----------
Cash derived from (applied to)

Operating
  Net Loss                                      $(1,332,703)   $  (133,271)   $  (213,605)
  Items not involving an outlay of cash:
    Interest accrued                                  2,467          2,467           -
    Through issuance of common stock
      Consulting fees paid                          640,000           -              -
      Trade payable settled                          41,080           -              -
      Organization cost paid                             33           -              -
      Other services paid                            33,420           -              -
  Changes in non-cash working capital items:
    Increase in prepaid expenses                     (1,850)        (1,850)        (2,675)
    Increase in accounts payable                    282,973        111,325        135,741
                                                -----------    -----------    -----------
                                                   (334,580)       (21,329)       (80,539)
                                                -----------    -----------    -----------

Financing
  Loan payable to shareholders                      153,500         23,500         80,000
  Advance from Elysio Capital Corp.                  80,000           -              -
  Common stock issued for cash                      107,817           -              -
  Stock subscription received                          -              -             2,772
                                                -----------    -----------    -----------
                                                    341,317         23,500         82,772
                                                -----------    -----------    -----------

Net increase in cash                                  6,737          2,171          2,233

Cash, beginning of period                              -             4,566            705
                                                -----------    -----------    -----------
Cash, end of period                             $     6,737    $     6,737    $     2,938
                                                ===========    ===========    ===========


Non-cash investing and financing activities:

  Common stock issued for consulting services   $   640,000    $      -       $      -
  Common stock issued for other services        $    33,420    $      -       $      -
  Common stock issued for organization costs    $        33    $      -       $      -
  Common stock issued to settle trade payables  $    41,080    $      -       $      -

   The accompanying notes are an integral part of these financial statements

===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                       NOTES TO THE FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

While the information presented in these interim financial statements is unaudited, it includes all adjustments that are, in the opinion of management, necessary to the fair presentation of the interim periods reported. As certain information has been condensed or omitted from the notes to the financial statements, these financial statements should only be read in conjunction with the audited financial statements for the year ended December 31, 2000 contained in the Company's annual report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

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

The company has had limited activity since its inception. No significant revenues have been realized. On September 26, 2000 the company entered into a letter of intent with Smart Card Technologies Co. Ltd. ("SCT") and its shareholders to acquire 100% of SCT, a private Japanese company. SCT, headquartered in Tokyo, develops, designs and manufactures radio frequency identification products. Components, and customized software solutions to meet the specialized needs of logistics applications. On June 28, 2001, subject to completion of an Assignment and Assumption agreement, the company agreed to assign its right and interest under the September agreement to Elysio Capital Corp. ("Elysio") as repayment of $600,000 of the loan from Elysio.

The company has few tangible assets, has had recurring operating losses, and does not have an established source of revenue to allow it to continue as a going concern. It is the intention of the company to seek additional financing through private placements of its common stock.


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

FINANCIAL INSTRUMENTS

The company has financial instruments that include cash, payables and accruals, a loan payable to a shareholder and an advance due to Elysio Capital Corp.
It was not practicable to determine the fair value of the loan payable to a shareholder or the advance from Elysio Capital Corp. As a result of their uncertain repayment terms. The fair value of all other financial instruments approximates their recorded amounts.

FOREIGN CURRENCY TRANSLATION

The company considers the U.S. dollar its functional currency.

Monetary assets and liabilities resulting from foreign currency transactions are translated into U.S. dollars using the year end conversion rates.
Revenues, expenses, receipts and payments are translated throughout the year at exchange rates prevailing at the date of the transaction. Exchange gains and losses are included in earnings for the period.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other tangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:
* all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
* intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
* goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
* effective January 1, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
* all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.


3.  LOANS PAYABLE TO SHAREHOLDERS

Loans are payable on demand, are unsecured, and bear interest at 8% per annum.


4.  ADVANCE FROM ELYSIO CAPITAL CORP.

The advance was received from Elysio Capital Corp. under a promissory note that bore interest at 6.15%, and was due in full on December 31, 2001. This facility had a limit of $3,000,000.

Advances of $680,000 have been received under this facility. $600,000 of the funds received were then loaned to SCT. Effective June 28, 2001, the loan receivable from SCT was assigned to Elysio as payment of $600,000 of the loan from Elysio (Note 8).

The balance of $80,000 plus interest of $2,467 owing to Elysio is due on demand and bears interest at 6.15% per annum.


5.  CAPITAL STOCK

STOCK SPLIT

In 1997, the company's Board of Directors authorized a 1,000 for one stock split and the cancellation of 30,000,000 shares as part of the reorganization and reincorporation. In January, 2000, it authorized a two for one stock split.

STOCK OPTIONS

The company has not yet issued any options on its common stock.


6.  RELATED PARTY TRANSACTIONS AND BALANCES

Included in consulting expenses is $16,050 (2000: $16,225) paid by the company to its sole director.

Included in accounts payable and accrued liabilities is $50,000
(December 31, 2000 $20,000) due to a shareholder for services provided to the company.


7.  INCOME TAXES

At June 30, 2001, the company has net operating losses carried forward of approximately $1,270,000 (December 31, 2000: $1,130,000) that may be offset against future taxable income to 2015, No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


8.  COMMITMENTS

ACQUISITION

On September 26, 2000, the company signed a non-binding letter of intent to acquire SCT, a private Japanese company in the business of developing and marketing radio frequency identification tags and related biometric and smart card applications. Under the non-binding letter of intent, the company agreed to issue approximately 2,800,000 common shares for all of SCT's issued and outstanding common shares. Upon closing, 300,000 common shares were also to be issued to a shareholder as a finder's fee. The acquisition was subject to completion of due diligence and final documentation. On June 28, 2001, the company agreed to assign its rights and obligations under the September agreement and loan receivable from SCT in the amount of $600,000 to Elysio as payment of $600,000 of the company's loan from Elysio.

MERGER

On October 10, 2000, the company signed a non-binding letter of intent with Elysio Capital Corp. ("Elysio"), a newly formed Delaware corporation. The merger was subject to the company's successful acquisition of SCT and to Elysio having raised at least $900,000. Pursuant to the merger agreement, Elysio was to be the surviving corporation and shareholders of the company were to have the right to receive one common share of Elysio for each common share of the company. After the merger, SCT was to be a wholly-owned subsidiary of Elysio. The completion of the merger was subject to completion of due diligence and final documentation. As the company has assigned its rights and obligations under the September agreement to Elysio, the company will no longer be proceeding with a merger with Elysio.

CONSULTING FEES

The company has an agreement to pay consulting fees of $5,000 per month. The agreement continues indefinitely unless canceled by either the company or the consultant.

MANAGEMENT FEES

On October 10, 2000, the company entered into an Interim Management Agreement with Elysio. Under this agreement, Elysio has agreed to provide defined management services for $10,000 per month. This agreement will terminate at the earlier of:

     -    The election to terminate by Elysio.
     -    The termination of the September 26, 2000 letter of intent.
     - The finalization of the company's acquisition of SCT and the completion of the company's merger with Elysio.

This agreement was terminated on June 28, 2001.


===============================================================================

                                    PART I
                    ITEM  2.  MANAGEMENT DISCUSSION AND
                              ANALYSIS OF PLAN OF OPERATION


The following discussion is based on the Company's financial statements included elsewhere in this filing. Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

FIRST SIX MONTHS OF 2001 VS. FIRST SIX MONTHS OF 2000

During the six month period ending June 30, 2001 (the "First Half of 2001"), the Company recorded no revenues. However, the Company incurred an aggregate of $133,271 in administrative expenses expended to maintain the Company. By comparison, during the first six months ending June 30, 2000 (the "First Half of 2000"), the Company also recorded no revenues and the Company incurred an aggregate of $213,605 in administrative expenses expended to maintain the Company.

While the Company's administrative expenses include accounting and legal expenses, consulting fees, interest expenses, management fees, office expenses, occupancy costs, transfer agent and filing fees, as well as travel and accommodation expenses (collectively as "Administrative Expenses"), the Company was able to reduce these Administrative Expenses by more than 37.60% from the First Half of 2000 to the First Half of 2001 primarily through a reduction in its accounting and legal expenses. And although the Company incurred $60,000 in Management Fees during the First Half of 2001 compared to $0 in Management Fees during the First Half of 2000, the Company believes that these fees enabled it to more closely monitor its costs and expenses.

Accounting and legal expenses declined by over 92% from the First Half of 2000 to the First Half of 2001 from $109,384 to $7,827. The reduction was primarily the result of the Company's reduced need for legal counsel since the Company did not enter into any agreements or other transactions during the First Half of 2001.

As a result, the Company recorded a Loss Before Taxes of $133,271 during the First Half of 2001 which was more than 37.60% less than the Loss Before Taxes of $213,605 during the First Half of 2000.

SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000

During the three month period ending June 30, 2000 ("Second Quarter 2000"), the Company recorded no revenues and the Company recorded $151,192 in Administrative Expenses. By comparison, the Company recorded no revenues during the three months ending June 30, 2001 ("Second Quarter 2001") and it recorded $38,490 in Administrative Expenses. The reduction by more than 74.50% in the Company's Administrative Expenses was due primarily to a reduction of more than $91,000 in legal and accounting fees and costs during Second Quarter 2001 from the amounts recorded during Second Quarter 2000.
And although the Company incurred $30,000 in Management Fees during the Second Quarter 2001 compared to $0 in Management Fees during the Second Quarter 2000, the Company believes that these fees enabled it to more closely monitor its costs and expenses.

As a result, the Company recorded a Loss Before Taxes of $38,490 during the Second Quarter 2001 which was more than 74.50% less than the Loss Before Taxes of $151,192 during the Second Quarter 2000. Further, while the Company has been successful in reducing its Administrative Expenses and thereby, its Loss Before Taxes, the Company believes that it will continue to incur losses until or unless the Company is successful in generating sufficient operating revenues. There can be no assurance that the Company will be successful in generating any revenues at any time in the foreseeable future. The ability of the Company to generate sufficient revenues will be dependent upon the Company executing its business plan and other factors beyond the Company's control. (See "Factors that May Impact Future Results" elsewhere in this Form 10-QSB.)

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

The Company has no current operations and there can be no assurance that the Company will obtain or develop any operations. The Securities and Exchange Commission has defined and designated companies similar to the Company as "blind pools" and "blank check" companies.

Our primary activity will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. We have not selected any company for acquisition or merger and we do not intend to limit potential acquisition candidates to any particular field or industry, but we do retain the right to limit acquisition or merger candidates, if we so choose, to a particular field or industry. Our plans are in the conceptual stage only.

We will not restrict our search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

We intend to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placements.

We anticipate that the Company will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

We may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $41,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

The Company has insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, the officers and directors of the Companies have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

EVALUATION OF OPPORTUNITIES

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.
(See "Factors That May affect Future Results").

We will not have sufficient funds (unless we are able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, we will, in all likelihood be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business, the Company will not likely be reimbursed for all of the costs incurred.

EMPLOYEES

We have no full-time employees. All of the services of the Company's sole officer are provided on a part-time basis and then, only to the extent that her time commitments to other business activities allow.


Item 1A.  FACTORS THAT MAY AFFECT FUTURE RESULTS

1. NEW COMPANY: NO REVENUES FROM OPERATION; RISK OF LOSS. We faces all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. We have no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

2. LACK OF REVENUES. We have no active business which is able to produce any revenues. As a result, the Company may continue to incur losses and any investor who purchases or acquires any shares of the Company's Common Stock will likely incur further substantial dilution and loss in the value of their investment.

3. NO FULL-TIME EMPLOYEES. We have no full-time employees and the Company's sole officer does not devote her full time to the Company's proposed business affairs. Since we have only one part-time officer and director and since she is engaged in activities outside the operation of the Company, the ability and speed for the Company to effect a merger or acquisition may be significantly impaired.

4. RELIANCE UPON OFFICERS; LIMITED TIME TO DEVOTE TO COMPANY BUSINESS. We are dependent upon the personal efforts and abilities of our sole officer and director, Nora Coccaro, who devotes only limited time to the affairs of the Company. Ms. Coccaro will devote such time as necessary to identify and consummate a merger or acquisition.

5. LIMITED FINANCIAL RESOURCES AND NEED FOR ADDITIONAL FINANCING. Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, Preferred Stock, Debt, or some combination thereof in order to undertake further business plans.
The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management.
In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

6. LIMITED TRADING MARKET FOR COMMON STOCK. The Company's Common Stock is traded (OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. There can be no assurance that a liquid trading market will in fact develop. Even if a market does develop, it may not be sustained.

7. Limited Facilities and Location. The Company presently maintains initial principal offices at the offices of its President. The Company pays approximately $2,000 monthly for rent and it pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

8. LACK OF REVENUES AND DEVELOPMENT STAGE COMPANY. The Company faces all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

9. LACK OF DIVIDENDS. The company has not paid dividends and does not contemplate paying dividends in the foreseeable future.

10. COMPETITION. The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

11. REGULATION & TAXES. The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

12. POSSIBLE RULE 144 STOCK SALES. The Company has outstanding a significant portion of its Common Stock which are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

13. RISKS OF LOW PRICED STOCKS. Limited and sporadic trading for our Common Stock currently exists in the over-the-counter market in the so-called "pink sheets," or the NASD's "Electronic Bulletin Board." Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

Our securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities. We may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and no potential targets have been identified, our business plan is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our present condition. In the event of any proposed acquisition or combination, shareholders will be asked to vote, at a meeting of shareholders, which will be called and held at that time.

At the present time, the Company has no operating activities. The financing of up to $3 million to be raised by Elysio Capital Corp. ("Elysio") for the purpose of merging with Elysio and for the funding of the Smart Card company acquisition and development as contemplated by non-binding letter of intent with Smart Card Technologies Inc. ("Smart Card") (September 26, 2000) and
Elysio (October 10, 2000) was not completed.   The Company is continuing to
evaluate market conditions to ensure that its financial needs can be met without excessive costs or covenants.

On June 28, 2001, the Company entered into an Assignment and Assumption Agreement (the "Agreement") with Elysio and Smart Card. Under the terms of the Agreement, the Company assigned to Elysio all of its rights to the technology and the promissory note received from Smart Card and issued to Elysio a new promissory note in the amount $82,466.74) in exchange for Elysio assuming all further obligations to Smart Card and Elysio's cancellation of $600,000 in monies owed to Elysio by Smart Card.

The Agreement has been executed by the Company and Elysio and the Company has been assured that Smart Card is willing to execute the Agreement. However, as of the date of filing of this Form 10-QSB, Smart Card, which is based in Japan, has not yet delivered an executed copy of the Agreement to the Company. While the Company believes that Smart Card will execute and deliver the Agreement, in the event that Smart Card does not, the Company will continue negotiations with Smart Card to complete this transaction.

CASH, LIQUIDITY & FINANCING REQUIREMENTS

The Company believes that it has the capacity to obtain what limited funding is needed for current corporate operations for the next twelve months from current shareholders or through advances by its consultants. These advances can be repaid in cash at a later date or by compensation in common stock.

In order to successfully pursue the new business focus described above, the Company will require substantial working capital in the near future. Management anticipates that $200,000 will be required for identification and acquisition of potentially profitable business opportunities during the next twelve months in addition to any amounts that may be needed to repay current liabilities which cannot be paid via issuance of the Company's common stock or renegotiated or refinanced. The Company plans to raise the necessary capital through the issuance of its capital stock.

Financing activities are influenced by many factors, including financial market conditions and the Company's projected funding requirements. Significant future financing activities will be required to fund future operating activities. While the Company is continuing negotiations to secure additional capital and financing, there is no assurance such funding will be available or if received will be adequate.

The Company has little or no liquidity.  The Company's balance sheet as of
June 30, 2001 shows that the Company had $8,587 in Total Current Assets. This compares to $518,940 in Total Current Liabilities. As a result, the Company had less than $0.02 in Total Current Assets for every $1.00 in Total Current
Liabilities ($8,587/$518,940).   Since current liabilities represent
obligations that the Company must pay within 12 months of the date shown on the balance sheet, the Company will need pay, refinance, or renegotiate the payment of $518,940 in debts prior to June 30, 2002. There can be no assurance that the Company will be successful in paying, refinancing, or renegotiating these obligations, or if it is successful, that the Company can do so on terms that are reasonable in light of the Company's current circumstances. Further, the Company does not have any credit line or other commitment from any bank, broker-dealer, underwriter, venture capital fund, or other financial institution.

===============================================================================

                          PART II  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     None.


ITEM 2.   CHANGES IN SECURITIES

     None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          10.1      Assignment and Assumption Agreement of June 28, 2001
          10.2      Promissory Note

     (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the Company's six months ended June 30, 2001.


===============================================================================

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Net Master Consultants, Inc.
(Registrant)                           By:  /s/ Nora Coccaro
                                            ----------------
                                                Nora Coccaro
                                                President and Treasurer

Date:  August 13, 2001