Form 10QSB
period 2001-09-30
NETMASTER INC
filed 2001-11-14
CIK 1099728

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                         INTERIM FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001
                                  (Unaudited)



===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET


                                                September 30,      December 31,
                                                    2001               2000
                                                 ----------         ----------
                                                 (Unaudited)
ASSETS

Current
     Cash                                        $       33         $    4,566
     Prepaid expenses                                 1,233               -
                                                 ----------         ----------
                                                 $    1,266         $    4,566
                                                 ==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current
     Accounts payable and accrued liabilities    $  310,615         $  171,648
     Loans payable to shareholders (Note 3)         168,675            130,000
     Advance from Elysio Capital Corp. (Note 4)      80,000             80,000
                                                 ----------         ----------
                                                    559,290            381,648
                                                 ----------         ----------

Commitments                                            -                  -

Stockholders' deficiency
     Capital stock
          Authorized
               100,000,000 common shares
               with a par value of $0.00005
          Issued and outstanding
               6,688,292 common shares           $      335         $      335
     Additional paid-in capital                     822,015            822,015
     Deficit accumulated during the
          development stage                      (1,380,374)        (1,199,432)
                                                 ----------         ----------
                                                   (558,024)          (377,082)
                                                 ----------         ----------
                                                 $    1,266         $    4,566
                                                 ==========         ==========

   The accompanying notes are an integral part of these financial statements

===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Cumulative          For Nine Months             For Three Months
                                         Total           Ended September 30,          Ended September 30,
                                         Since       --------------------------    --------------------------
                                       Inception        2001           2000           2001           2000
                                      -----------    -----------    -----------    -----------    -----------
Revenue                               $      -       $      -       $      -       $      -       $      -

Expenses
     Accounting and legal                 190,267         17,267        134,546          9,440         25,162
     Consulting fees                      890,837         57,268        477,500         23,040        424,775
     Interest expense                      19,257         12,739          3,772          4,549          1,913
     Management fees                       87,097         60,000           -              -              -
     Office expenses                       30,595          2,775         10,074            225          2,863
     Occupancy                             39,890         19,260         19,260          6,420          6,420
     Transfer agent and filing fees        30,246          7,579         15,887          2,842          4,746
     Travel and accommodation              92,185          4,054         37,799          1,155         19,354
                                      -----------    -----------    -----------    -----------    -----------
                                        1,380,374        180,942        698,838         47,671        485,233
                                      -----------    -----------    -----------    -----------    -----------
Loss for the period                   $(1,380,374)   $  (180,942)   $  (698,838)   $   (47,671)   $  (485,233)
                                      ===========    ===========    ===========    ===========    ===========


Net loss per share, basic and diluted                $    (0.03)    $    (0.11)    $    (0.01)    $    (0.08)
                                                     ===========    ===========    ===========    ===========
Weighted average shares outstanding                    6,688,292      6,403,310      6,688,292      6,537,257
                                                     ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements

===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Cumulative         For Nine Months
                                                   Total          Ended September 30,
                                                   Since       --------------------------
                                                 Inception        2001           2000
                                                -----------    -----------    -----------
Cash derived from (applied to)

Operating
     Net Loss                                   $(1,380,374)   $  (180,942)   $  (698,838)
     Operating costs paid through
          issuance of common stock:
               Consulting fees paid                 640,000           -           640,000
               Trade payable settled                 41,080           -            41,080
               Organization cost paid                    33           -              -
               Other services paid                   33,420           -            23,920
     Changes in non-cash working capital items:
          Increase in prepaid expenses               (1,233)        (1,233)      (200,000)
          Increase in accounts payable              310,615        138,967         79,176
                                                -----------    -----------    -----------
                                                   (356,459)       (43,208)      (114,662)
                                                -----------    -----------    -----------

Investing
     Loan to Smart Card Technologies Co. Ltd.      (600,000)          -              -
                                                -----------    -----------    -----------

Financing
     Loan payable to shareholders                   168,675         38,675        120,000
     Advance from Elysio Capital Corp.              680,000           -              -
     Common stock issued for cash                   107,817           -                17
     Stock subscription received                       -              -             2,772
                                                -----------    -----------    -----------
                                                    956,492         38,675        122,789
                                                -----------    -----------    -----------

Net increase (decrease) in cash                          33         (4,533)         8,127

Cash, beginning of period                              -             4,566            705
                                                -----------    -----------    -----------

Cash, end of period                             $        33    $        33    $     8,832
                                                ===========    ===========    ===========


Non-cash investing and financing activities:
  Payment of advances from Elysio through
       assignment of loan to SCT                $   600,000    $      -       $      -
  Common stock issued for consulting services   $   640,000    $      -       $   640,000
  Common stock issued for other services        $    33,420    $      -       $    23,920
  Common stock issued for organization costs    $        33    $      -       $      -
  Common stock issued to settle trade payables  $    41,080    $      -       $    41,080

   The accompanying notes are an integral part of these financial statements

===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                       NOTES TO THE FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001
                                  (Unaudited)


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

The company has had limited activity since its inception. No significant revenues have been realized. On September 26, 2000 the company entered into a letter of intent with Smart Card Technologies Co. Ltd. ("SCT") and its share-holders to acquire 100% of SCT, a private Japanese company.
SCT, headquartered in Tokyo, develops, designs and manufactures radio frequency identification products. Components, and customized software solutions to meet the specialized needs of logistics applications. On June 28, 2001, subject to completion of an Assignment and Assumption agreement, the company agreed to assign its right and interest under the September agreement to Elysio Capital Corp. ("Elysio") as repayment of $600,000 of the loan from Elysio.

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

FINANCIAL INSTRUMENTS

The company has financial instruments that include cash, payables and accruals, loans payable to shareholders and an advance from Elysio. It was not practicable to determine the fair value of the loans payable to shareholders or the advance from Elysio, due to their uncertain repayment terms. The fair value of all other financial instruments approximates their recorded amounts.

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

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the company's financial position or results of operations.

3.  LOANS PAYABLE TO SHAREHOLDERS

Loans are payable on demand, are unsecured, and bear interest at 8% per annum.

4.  ADVANCE FROM ELYSIO CAPITAL CORP.

The advance received from Elysio bears interest at 6.15%, is due in full on December 31, 2001 and is secured by a promissory note.

On January 3, 2001, an advance of $600,000 was received under this facility. The funds received were then loaned to SCT. Effective June 28, 2001, the loan receivable from SCT was assigned to Elysio as payment of $600,000 of the loan from Elysio (Note 8).

5.  CAPITAL STOCK

STOCK SPLIT

In 1997, the company's Board of Directors authorized a 1,000 for one stock split and the cancellation of 30,000,000 shares as part of the reorganization and reincorporation. In January, 2000, it authorized a two for one stock split.

STOCK OPTIONS

The company has not yet issued any options on its common stock.

6.  RELATED PARTY TRANSACTIONS AND BALANCES

Included in consulting expenses is $24,090 (2000: $24,250) paid by the company to its sole director.

Included in accounts payable and accrued liabilities is $65,000
(December 31, 2000: $20,000) due to a shareholder for services provided to the company and accrued interest of $15,203 on loans payable to shareholders (December 31, 2000: $6,316).

7.  INCOME TAXES

At September 30, 2001, the company has net operating losses carried forward of approximately $1,380,000 (December 31, 2000: $1,199,432) that may be offset against future taxable income to 2015, No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Utilization of the carryforwards are dependent on future taxable income and could further be limited due to a change in control of the company's ownership as defined by Internal Revenue Section 382.

8.  PROPOSED ACQUISITION AND MERGER

PROPOSED ACQUISITION

On September 26, 2000, the company signed a non-binding letter of intent to acquire SCT, a private Japanese company in the business of developing and marketing radio frequency identification tags and related biometric and smart card applications. Under the non-binding letter of intent, the company agreed to issue approximately 2,800,000 common shares for all of SCT's issued and outstanding common shares. Upon closing, 300,000 common shares were also to be issued to a shareholder as a finder's fee. The acquisition was subject to completion of due diligence and final documentation. On June 28, 2001, the company agreed to assign its rights and obligations under the September agreement and loan receivable from SCT in the amount of $600,000 to Elysio as settlement of $600,000 of the company's loan from Elysio.

PROPOSED MERGER

On October 10, 2000, the company signed a non-binding letter of intent with Elysio, a newly formed Delaware corporation. The merger was subject to the company's successful acquisition of SCT and to Elysio having raised at least $900,000. Pursuant to the merger agreement, Elysio was to be the surviving corporation and shareholders of the company were to have the right to receive one common share of Elysio for each common share of the company. After the merger, SCT was to be a wholly-owned subsidiary of Elysio.
The completion of the merger was subject to completion of due diligence and final documentation. As the company has assigned its rights and obligations under the September agreement to Elysio, the company will no longer be proceding with a merger with Elysio.

9.  COMMITMENTS

CONSULTING FEES

The company has an agreement to pay consulting fees of $5,000 per month. The agreement continues indefinitely unless cancelled by either the company or the consultant.

MANAGEMENT FEES

On October 10, 2000, the company entered into an Interim Management Agreement with Elysio. Under this agreement, Elysio has agreed to provide defined
management services for $10,000 per month.   These payments ceased upon the
termination of the company's planned acquisition of SCT on June 28, 2001.

10.  SUBSEQUENT EVENTS

On October 11, 2001, the company issued 687,500 common shares at $0.08 per share to a consultant as a payment for services rendered from September, 2000 to July, 2001 and are included in accounts payable and accrued liabilities.

On October 11, 2001, the company issued 535,000 common shares at $0.08 per share in order to settle a trade payable in the amount of $42,800.


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

FIRST NINE MONTHS OF 2001 VS. FIRST NINE MONTHS OF 2000

During the nine month period ending September 30, 2001 (the "First Nine Months of 2001"), the Company recorded no revenues. However, the Company incurred an aggregate of $180,942 in administrative expenses expended to maintain the Company. By comparison, during the first nine months ending September 30, 2000 (the "First Nine months of 2000"), the Company also recorded no revenues and the Company incurred an aggregate of $698,838 in administrative expenses expended to maintain the Company.

While the Company's administrative expenses include accounting and legal expenses, consulting fees, interest expenses, management fees, office expenses, occupancy costs, transfer agent and filing fees, as well as travel and accommodation expenses (collectively as "Administrative Expenses"), the Company was able to reduce these Administrative Expenses by more than 74% from the First Nine Months of 2000 to the First Nine Months of 2001 primarily through a reduction in its consulting and accounting and legal expenses. And although the Company incurred $60,000 in Management Fees during the First Nine Months of 2001 compared to $0 in Management Fees during the First Nine Months of 2000, the Company believes that these fees enabled it to more closely monitor its costs and expenses.

Accounting and legal expenses declined by over 87% from the First Nine Months of 2000 to the Nine Months of 2001 from $134,546 to $17,267. The reduction was primarily the result of the Company's reduced need for legal counsel since the Company did not enter into any agreements or other transactions during the First Nine Months of 2001. Additionally, the Company has reduced consulting fees by $420,232 from the First Nine Months of 2000 to the First Nine Months of 2001.

As a result, the Company recorded a Loss Before Taxes of $180,942 during the First Nine Months of 2001 which was more than 74% less than the Loss Before Taxes of $698,838 during the First Nine Months of 2000.

THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000

During the three month period ending September 30, 2000 ("Third Quarter 2000"), the Company recorded no revenues and the Company recorded $485,233 in Administrative Expenses. By comparison, the Company recorded no revenues during the three months ending September 30, 2001 ("Third Quarter 2001") and it recorded $47,671 in Administrative Expenses. The reduction by more than 90% in the Company's Administrative Expenses was due primarily to a reduction of more than $400,000 in consulting and legal and accounting fees and costs during Third Quarter 2001 from the amounts recorded during Third Quarter 2000.

As a result, the Company recorded a Loss Before Taxes of $47,671 during the Third Quarter 2001 which was more than 90% less than the Loss Before Taxes of $485,233 during the Third Quarter 2000. Further, while the Company has been successful in reducing its Administrative Expenses and thereby, its Loss Before Taxes, the Company believes that it will continue to incur losses until or unless the Company is successful in generating sufficient operating revenues. There can be no assurance that the Company will be successful in generating any revenues at any time in the foreseeable future. The ability of the Company to generate sufficient revenues will be dependent upon the Company executing its business plan and other factors beyond the Company's control. (See "Factors that May Impact Future Results" elsewhere in this Form 10-QSB.)

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

We anticipate that the Company will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company.

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

10. COMPETITION. The Company is one of many participants among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

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

13. RISKS OF LOW PRICED STOCKS. Limited and sporadic trading for our Common Stock currently exists in the over-the-counter market in the NASD's "Electronic Bulletin Board." Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market- maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

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

The Agreement has been executed by the Company, Elysio and Smart Card.

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

The Company has little or no liquidity. The Company's balance sheet as of September 30, 2001 shows that the Company had $1,266 in Total Current Assets. This compares to $559,290 in Total Current Liabilities. As a result, the Company had less than $0.01 in Total Current Assets for every $1.00 in
Total Current Liabilities ($1,266/559,290).   Since current liabilities
represent obligations that the Company must pay within 12 months of the date shown on the balance sheet, the Company will need to pay, refinance, or renegotiate the payment of $518,940 in debts prior to September 30, 2002. There can be no assurance that the Company will be successful in paying, refinancing, or renegotiating these obligations, or if it is successful, that the Company can do so on terms that are reasonable in light of the Company's current circumstances. Further, the Company does not have any credit line or other commitment from any bank, broker-dealer, underwriter, venture capital fund, or other financial institution.


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

     None.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     None.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the Company's nine months ended September 30, 2001.


===============================================================================

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Net Master Consultants, Inc.
(Registrant)                           By:  /s/ Nora Coccaro
                                            ----------------
                                                Nora Coccaro
                                                President and Treasurer
Date:  November 14, 2001


===============================================================================