Form 10KSB
period 2001-12-31
NETMASTER INC
filed 2002-03-27
CIK 1099728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to ___________.

Commission file number: 0-28311

NET MASTER CONSULTANTS, INC. (Name of Small Business Issuer in Its Charter)

 Texas
(State or Other Jurisdiction of
Incorporation or Organization)

 76-027334
(I.R.S. Employer
Identification No.)

1177 West Hastings Street, Suite 1818 Vancouver, British Columbia Canada V6E 2K3

(Address of Principal Executive Offices)

(Zip Code)

(604) 602 1717

(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

 Title of Each Class
Common Stock (0.00005 par value)

Name of each Exchange on Which Registered None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes T

No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ T ].

The issuer's total consolidated revenues for the year ended December 31, 2001 were $0.

The aggregate market value of the issuer's common stock, (the only class of voting stock), held by non-affiliates was approximately $75,474 based on the average closing bid and asked prices for the common stock on March 23, 2002.

On March 23, 2002, the number of shares outstanding of the issuer's common stock, $0.00005 par value (the only class of voting stock), was 7,910,792.

===========================================================================

TABLE OF CONTENTS

===========================================================================

ITEM 1. DESCRIPTION OF BUSINESS

General.

As used herein the term "Company" refers to Net Master Consultants, Inc., a Texas corporation and its subsidiaries and predecessors, unless the context indicates otherwise.  The Company was incorporated under the laws of the State of Texas on December 28, 1988 as "Houston Produce Corporation" for the purpose of importing fruit and vegetables from Latin America for sale in the United States. The Company's plan to import fruit and vegetables was subsequently abandoned. On June 24, 1997, the Company changed its name to Net Masters Consultants, Inc. as part of a plan to become a global Internet service provider. Plans to create an Internet business were discarded in October of 1999. Management has since been searching for a suitable business opportunity, to become part of the Company by acquisition or combination.

Our most recent efforts to obtain a business opportunity involved the Company's intention to acquire Smart Card Technologies Co. Ltd. ("Smart Card"), a privately held Japanese corporation engaged in the research, development and production of "smart card" technology. Smart cards utilize computer chips and radio frequency identification in order to enhance the commercial capabilities of credit cards, debit cards and other information storage or tracking devices. We signed a letter of intent on September 20, 2000, to acquire the "smart card" business and on October 11, 2000, signed a letter of intent with Elysio Capital Corp, a Delaware corporation. Our intention was to merge the Company with Elysio ,the surviving corporation being Elysio. The letter of intent with Elysio was expressly conditioned on several factors, including our acquisition of the "smart card" technologies. While attempting to finalize the terms of our prospective acquisition we entered into loan agreements with Smart Card to provide bridge funding and with Elysio to obtain that funding. The Company's letters of intent with both Smart Card and Elysio were terminated on June 28, 2001, with our assignment of all rights pursuant to our letter of intent with Smart Card to Elysio and the decision not to proceed with the anticipated merger, in exchange for the forgiveness of all debt owed by the Company to Elysio.

Selection of a Business.

The Company has no current business. Our business plan is to seek one or more suitable business combinations or acquisitions to create value for our shareholders. We have no day-to-day operations at the present time. Our officers and directors devote limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality, and to accept that the Company may have to wait longer, as a result of that policy, before consummating any transactions to create value for our shareholders. Management recognizes that the higher the standards it imposes upon itself, the greater may be it's competitive disadvantages with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

===========================================================================

The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur further risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to realize profits.

While the Company does not intend to rule out its consideration to any particular business or industry segment, Management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high- technology, communication technologies, information services and Internet industry segments. Nonetheless, it is possible that an outstanding opportunity may develop in other industry segments, such as finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or other high-technology areas.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

Acquisition of Business.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

===========================================================================

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders.

Operation of Business After Acquisition.

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various challenges that cannot be predicted at the present time.

Government Regulation.

We cannot anticipate the government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

===========================================================================

Competition.

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees.

The Company is a development stage company and currently has no employees. Our executive officer devotes as much time to the affairs of the Company as she deems appropriate and necessary. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Reports to Security Holders.

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders.  Should the Company choose to create an annual report, it will contain audited financial statements.  The Company files all of its required information with the Securities and Exchange Commission ("Commission").

The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission.  The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain limited office space on a month-to-month basis at a cost of $2,000 per month. The address of our office is 1177 West Hastings Street Suite 1818, Vancouver, British Columbia, Canada V6E 2K3. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we have acquired a suitable business opportunity.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

===========================================================================

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, "NTMS". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.  The high and low bid prices for the common stock for each quarter of the years ended December 31, 2001 and 2000 are as follows:

YEAR

QUARTER ENDING

HIGH

LOW

2000

March 31, 2000

$6.31

$2.88

June 30, 2000

$6.94

$3.50

September 30, 2000

$4.41

$2.81

December 31, 2000

$3.19

$1.84

2001

March 31, 2001

$2.75

$0.88

June 30, 2001

$1.50

$0.10

September 30, 2001

$0.10

$0.07

December 31, 2001

$0.10

$0.03

On December 31, 2001, the number of issued and outstanding shares of the Company's common stock was 7,910,792 and the approximate number of holders of record of the Company's common stock was 42. No cash dividends were paid during the fiscal years ending December 31, 2001 and 2000.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

===========================================================================

On October 11, 2001, the Company issued 535,000 shares of restricted common stock valued at $0.08 to Zmax Capital Corp. in settlement of debt in the amount of $42,800. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who were issued stock for providing services to the Company; (3) the offeree stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

Liquidity and Capital Resources

As of December 31, 2001, the Company had no significant assets.  Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2002.  The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2002.  However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.  Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2001 are attached hereto as pages 9 through 19.

===========================================================================

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

Financial Statements

For the Year Ended

December 31, 2001

===========================================================================

Independent Auditors' Report

To the Shareholders of

Net Master Consultants, Inc.

(A Development Stage Company)

We have audited the balance sheets of Net Master Consultants, Inc. (A Development Stage Company) as at December 31, 2001 and 2000 and the statements of operations, stockholders' equity and cash flows for the period from inception to December 31, 2001.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2001 and 2000 and the results of its operations and cash flows for the period from inception to December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1 to the financial statements, the company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Vancouver, Canada

March 22, 2002

Chartered Accountants

===========================================================================

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

BALANCE SHEET

December 31

2001

2000

ASSETS

Current

Cash

$

10,768

$

4,566

Prepaid expenses

1,122

-

$

11,890

$

4,566

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current

Accounts payable and accrued liabilities

$

241,169

$

171,648

Loans payable to shareholders (Note 3)

197,675

130,000

Advance from Elysio Capital Corp. (Note 4)

80,000

80,000

518,844

381,648

Stockholders' deficiency

Capital stock

Authorized

100,000,000 common shares with a par value of $0.00005

Issued and outstanding

7,910,792 (2000: 6,688,292) common shares

$

396

$

335

Additional paid-in capital

919,754

822,015

Deficit accumulated during the development stage

(1,427,104)

(1,199,432)

(506,954)

(377,082)

$

11,890

$

4,566

Commitments (Note 9)

The accompanying notes are an integral part of these financial statements

===========================================================================

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Cumulative

Total

For The Year Ended

Since

December 31

Inception

2001

2000

Revenue

$

-

$

-

$

-

Expenses

Accounting and legal

198,398

25,398

150,503

Consulting fees

913,907

80,338

714,847

Interest

24,425

17,907

6,518

Management fees

87,097

60,000

27,097

Occupancy

53,500

25,680

25,680

Office

23,948

3,318

13,604

Transfer agent and filing fees

32,667

10,000

22,667

Travel and accommodation

93,162

5,031

57,998

1,427,104

227,672

1,018,914

Net loss for the period

$

(1,427,104)

$

(227,672)

$

(1,018,914)

Weighted average shares outstanding

6,962,936

6,474,945

Net loss per share (basic and diluted)

$

(0.03)

$

(0.16)

The accompanying notes are an integral part of these financial statements

===========================================================================

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

Additional

Common Stock

Paid-in

Stock

Shares

Amount

Capital

Subscriptions

Deficit

Total

Inception at December 28, 1988

-

$

-

$

-

$

-

$

-

$

-

Shares issued for organization cost

33,000

33,000

(32,967)

-

33

Loss for the period from inception to

December 31, 1988

-

-

-

-

(33)

(33)

Balances, December 31, 1988

33,000

33,000

(32,967)

-

(33)

0

to December 31, 1996

1,000 for 1 stock split

32,967,000

-

-

-

-

-

Cancelled 30,000,000 shares

(30,000,000)

(32,700)

32,700

-

-

-

Issuance of stock at $5.00

20,000

2

99,998

-

-

100,000

on June 17, 1997

Net loss

-

-

-

(80,025)

(80,025)

Balances, December 31, 1997

3,020,000

302

99,731

-

(80,058)

19,975

Stock issued for $0.10 for services

95,000

10

9,490

-

-

9,500

Stock issued for cash and subscription

52,800

5

7,795

(2,722)

-

5,028

receivable at $0.14 per share

Net Loss

-

-

-

-

(33,798)

(33,798)

Balances, December 31, 1998

3,167,800

317

117,016

(2,722)

(113,856)

705

Net loss

-

-

-

-

(66,662)

(66,662)

Balances, December 31, 1999

3,167,800

317

117,016

(2,722)

(180,518)

(65,957)

2 for 1 stock split

3,167,800

-

-

-

-

-

Stock issued at $2.00 per share

320,000

16

639,984

-

-

640,000

for consulting fees

Stock issued at $2.00 per share

20,540

1

41,079

-

-

41,080

to settle trade payables

Stock issued at $2.00 per share

11,960

1

23,919

-

-

23,920

for services

Stock issued per preemptive rights

192

-

17

-

-

17

Stock subscriptions received

-

-

-

2,772

-

2,772

Net loss

-

-

-

-

(1,018,914)

(1,018,914)

Balances, December 31, 2000

6,688,292

335

822,015

-

(1,199,432)

(377,082)

Stock issued at $0.08 per share

687,500

34

54,966

55,000

for consulting fees and payables

Stock issued at $0.08 per share

535,000

27

42,773

42,800

for rent payable

Net loss

-

-

-

-

(227,672)

(227,672)

Balances, December 31, 2001

7,910,792

$

396

$

919,754

$

-

$

(1,427,104)

$

(506,954)

The accompanying notes are an integral part of these financial statements

===========================================================================

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Cumulative

Total

For The Year Ended

Since

December 31

Inception

2001

2000

Cash derived from (applied to)

Operating

Net Loss

$

(1,427,104)

$

(227,672)

$

(1,018,914)

Items not involving an outlay of cash:

Consulting fees paid through issuance of

675,000

35,000

640,000

common stock

Common stock issued to settle trade payables

88,900

47,820

41,080

Organization costs paid through issuance of

33

-

-

common stock

Common stock issued for other services

48,400

14,980

23,920

Changes in non-cash working capital items:

Increase in prepaid expenses

(1,122)

(1,122)

Increase in accounts payable

241,169

69,521

104,986

(374,724)

(61,473)

(208,928)

Investing

Loan to Smart Card Technologies Co.,Ltd.

(600,000)

(600,000)

-

Financing

Loan payable to shareholder

197,675

67,675

130,000

Loan from Elysio Capital Corp.

680,000

600,000

80,000

Common stock issued for cash

107,817

-

2,789

985,492

67,675

212,789

Net increase in cash

10,768

6,202

3,861

Cash, beginning of period

-

4,566

705

Cash, end of period

$

10,768

$

10,768

$

4,566

Non-cash investing and financing activities:

Payment of advances from Elysio through

$

600,000

$

600,000

$

-

assignment of loan to SCT

Common stock issued for consulting services

$

675,000

$

35,000

$

640,000

Common stock issued to settle trade payables

$

88,900

$

47,820

$

41,080

Common stock issued for organization costs

$

33

$

-

$

-

Common stock issued for other services

$

48,400

$

14,980

$

23,920

The accompanying notes are an integral part of these financial statements

===========================================================================

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

The company has had limited activity since its inception. No significant revenues have been realized. On September 26, 2000 the company entered into a letter of intent with Smart Card Technologies Co. Ltd. ("SCT") and its share holders to acquire 100% of SCT, a private

Japanese company. SCT, headquartered in Tokyo, develops, designs and manufactures radio frequency identification products,

components, and customized software solutions to meet the specialized needs of logistics applications. On June 28, 2001, the company agreed to assign its right and interest under the September agreement to Elysio Capital Corp. ("Elysio") as repayment of $600,000 of loan from Elysio.

The company has few tangible assets, has had recurring operating losses, and does not have an established source of revenue to allow it to continue as a going concern. These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue to operate for the foreseeable future and will be able to realize it assets and discharge its liabilities in the normal course of operations. The company's continues existence is dependent upon its ability to raise additional capital to achieve profitable operations and its ability to identify a product or service to generate positive cash flows. It is management's intentions to pursue various potential products and identify funding sources until such time as there is sufficient operating cash flow to fund operating requirements.

If the going concern assumptions were not appropriate for these financial statements, the adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.

Summary of significant accounting policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

===========================================================================

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001

2.

Summary of significant accounting policies (Continued)

Accounting of stock options

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock- Based Compensation ("SFAS

No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of electing either to expense the fair value of employee stock-based compensation or to continue to recognize compensation expense under previously existing accounting pronouncements set out in APB 25 and to provide pro-forma disclosures of net earnings (loss) and, if presented, earnings (loss) per share, as if the above-referenced fair value method of accounting was used in determining compensation expense.

The company has elected to account for stock based employee or director compensation arrangements in accordance with Accounting Principles

Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

Stock options issued to non-employees are recorded at the fair value of the services received or at the fair value of the options issued, whichever is more reliably measurable. Compensation is charged to expense over the shorter of the term of service or the vesting period.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The company has issued shares for services provided to the company.  These shares are  issued at fair market value at the more easily determined value of the services provided or the stock issued.

Loss per share

The company follows Statement of Financial Standard No. 128 to calculate earnings per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. Fully diluted earnings per share has not been presented as the effect on basic earnings per share is anti-dilutive.

Recent accounting pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141,

Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December

15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

-

all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

-

intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

-

acquired entity can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

-

effective January 1, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

-

all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

===========================================================================

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001

2.

Summary of significant accounting policies (Continued)

Recent accounting pronouncements (Continued)

Management's preliminary assessment of these Statements is that they will not have a material impact on the company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting

for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

Monetary assets and liabilities resulting from foreign currency transactions are translated into U.S. dollars using the year-end conversion rates.

Revenues, expenses, receipts and payments are translated throughout the year at exchange rates prevailing at the date of the transaction. e

Exchange gains and losses are included in earnings for the period.

===========================================================================

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

6.

Related party transactions and balances

Included in consulting expenses is $32,160 (2000: $32,100) paid by the company to its sole director.

7.

Income taxes

At December 31, 2001, the company has net operating losses carried forward of approximately $1,350,000 (December 31, 2000: $1,130,000) that may be offset against future taxable income to 2015, No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Utilization of the carryforwards are dependent on future taxable income and could further be limited due to a change in control of the company's ownership as defined by Internal Revenue Section 382.

===========================================================================

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001

8.

Proposed acquisition and merger

Proposed acquisition

On September 26, 2000, the company signed a non-binding letter of intent to acquire SCT, a private Japanese company in the business of developing and marketing radio frequency identification tags and related biometric and smart card applications. Under the non-binding letter of intent, the company agreed to issue approximately 2,800,000 common shares for all of SCT's issued and outstanding common shares. The acquisition was subject to completion of due diligence and final documentation. On June 28, 2001, the company agreed to assign its rights and obligations under the September agreement and loan receivable from SCT in the amount of $600,000 to Elysio as settlement of $600,000 of the company's loan from Elysio and will not be proceeding with the acquisition of SCT.

Proposed merger

On October 10, 2000, the company signed a non-binding letter of intent with Elysio, a newly formed Delaware corporation. The merger was subject to the company's successful acquisition of SCT and to Elysio having raised at least $900,000. Pursuant to the merger agreement,

Elysio was to be the surviving corporation and shareholders of the company were to have the right to receive one common share of Elysio for each common share of the company. After the merger, SCT was to be a wholly-owned subsidiary of Elysio. The completion of the merger was subject to completion of due diligence and final documentation. As the company has assigned its rights and at least

$900,000. Pursuant to the merger agreement, Elysio was to be the surviving corporation and shareholders Elysio.

9.

Commitments

Consulting fees

The company has an agreement to pay consulting fees of $5,000 per month. The agreement continues indefinitely unless cancelled by either the company or the consultant.

Management fees

On October 10, 2000, the company entered into an Interim Management Agreement with Elysio. Under this agreement, Elysio agreed to provide defined management services for $10,000 per month. These payments ceased upon the termination of the company's planned acquisition of SCT on June 28, 2001 (Note 8).

===========================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 5, 2001, the Company dismissed Crouch, Bierwolf & Chisholm, as its independent public accountants. Crouch, Bierwolf & Chisholm served as the Company's independent public accountants through this date. The board of directors approved the dismissal. Crouch, Bierwolf & Chisholm issued an unqualified audit opinion on the 1998 and 1999 year-end financial statements, modified to reflect the development stage status of the Company. During the two most recent fiscal years and any subsequent interim periods proceeding the dismissal, Crouch, Bierwolf & Chisholm have not had any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company has engaged Grant Thornton LLP as its new independent public accountants effective as of the date of the dismissal of its former accountants. During the Company's two most recent fiscal years prior to the engagement, there have been no consultations with Grant Thornton LLP in regard to either the application of accounting principles to any specific transaction, the type of audit opinion that would be rendered on the Company's financial statements; or any matter of disagreement with the former accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name

Age

Position(s) and Office(s)

Nora Coccaro

45

President and Director

Nora Coccaro was appointed to the Company's Board of Directors on January 15, 2000 and currently serves as our sole director, our president, treasurer and secretary. Ms. Coccaro will serve as a director until the next annual meeting of the Company's shareholders and until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro currently serves as the president and sole director of Thor Ventures Corporation, an Over the Counter Bulletin Board (OTC: BB) company without current operations, as the president and a director of Healthbridge, Inc. an OTC: BB company involved in manufacturing and marketing medical waste sterilization and disposal technologies. Ms. Coccaro has served as a director of Americana Gold & Diamond Holdings, Inc. an OTC: BB company without current operations from 1998 until May 1999 and as a director and executive vice-president of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil from 1997 until 1999. During 1996 and 1997, Homestake Mining Company retained Ms. Coccaro as a consultant to review mineral title administration procedures, land status and conduct market research in Central America.

Since September 1998 she has also acted as the Consul of Uruguay to Western Canada.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of no person who during the period ended December 31, 2001 was a director, officer, or beneficial owner of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

===========================================================================

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2001, 2000, and 1999.  The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past officers over the past three years.

SUMMARY COMPENSATION TABLE

Annual Compensation

Long Term Compensation

Awards

Payouts

Name and Principal Position

Year

Salary ($)

Bonus ($)

Other Annual Compensation ($)

Restricted Stock Award(s) ($)

Securities Underlying Options SARs (#)

LTIP payouts ($)

All Other Compensation ($)

Nora Coccaro,

2001

32,160

-

-

-

-

-

-

President

2000

32,100

-

-

-

-

-

-

Director

1999

2,675

-

-

-

-

-

-

J.Dan Sifford*

2001

-

-

-

-

-

-

-

Former President

2000

-

-

-

-

-

-

-

Director

1999

-

-

-

-

-

-

-

(1) Mr. Sifford was not paid any salary or other compensation for his service as an officer and director. Mr. Sifford was the managing director of Intrepid International Ltd., a consultant to the Company that billed us on a time and fee basis. Mr. Sifford's compensation from Intrepid was not dependant on his efforts or time spent on behalf of the Company.

Compensation of Directors

We have entered a retainer agreement with our sole director, Ms. Nora Coccaro, for the payment of $2,675 per month in consideration of Ms. Coccaro's services as president and as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of March 23, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group.  The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.  As of March 23, 2002, there were 7,910,972 shares of common stock issued and outstanding.

===========================================================================

Title of Class

Name and Address

Nature of Ownership

Number of Shares

% of Class

Common

 Nora Coccaro, president/director
1177 - 1818 West Georgia Street
Vancouver, British Columbia
Canada

Legal

0

0

Common

 MFC Merchant Bank S.A.
6, Cours de Rive
CH-1211 Geneva 3
Switzerland

Legal

540,000

6.8

Common

 Euroswiss Securities Ltd.
Queensway House
Queen Street
St. Helier, Jersey
Channel Islands

Legal

540,000

6.8

Common

 Harpings Management Ltd.
Market Street
Douglas, Isle of Man

Legal

540,000

6.8

Common

 MFC Securities AG
Burglistrasse 6
CH-8002 Zurich
Switzerland

Legal

540,000

6.8

Common

 Valor Invest Limited
Quai des Bergues
CH-1201 Geneva
Switzerland

Legal

540,000

6.8

Common

 Value Invest Ltd.
Letzibraben 89
CH-8040 Zurich
Switzerland

Legal

540,000

6.8

Common

 Pensbreigh Holdings Ltd.
c/o Chancery Chambers
Bridgetown, Barbados

Legal

540,000

6.8

Common

 Volendam Securities C.V.
Veerkade 2
NL-3016 de Rotterdam
Postbus 23444
NL-3001 KK Rotterdam
Netherlands

Legal

540,000

6.8

Common

 Noble Trading
Shipley House
So. Shipley Street
P.O. Box N-7755
Nassau, Bahamas

Legal

540,000

6.8

Common

 Zmax Capital Corp.
1177-1818 West Hastings St.
Vancouver, British Columbia
Canada V6E 2K3

Legal

535,000

6.8

All executive officers and directors as a group

0

0

===========================================================================

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 10, 2000, the Company entered into a non-binding letter of intent with Elysio Capital Corp. in connection with the anticipated acquisition of Smart Card Technologies Co. Ltd. and subsequent merger. The letter of intent incorporated a finder's fee to be paid to Valor Invest, Ltd. in the form of 300,000 shares of the surviving corporation. The letter of intent was terminated on June 28, 2001. Valor Invest Ltd. is the current owner of 540,000 shares of the Company's common stock and is listed as a beneficial owner.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 25 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by the Form 10-KSB.

===========================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 2002.

 Net Master Consultants, Inc.

Nora Coccaro, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

Nora Coccaro

President and Director

March 25, 2002

===========================================================================

INDEX TO EXHIBITS

EXHIBIT

PAGE

NO.

NO.

DESCRIPTION

3(i)

*

Articles of Incorporation of the Company

3(ii)

*

Amended Articles of Incorporation of the Company

3(iii)

*

Bylaws of the Company

10(i)

**

Loan Agreement between the Company and Smart Card Technologies Co. Ltd. dated November 20, 2000

10(ii)

**

Loan Agreement between the Company and Elysio Capital Corp. dated December 29, 2000

*  Incorporated by reference from the 10K-SB/A filed with the Commission on April 18, 2000

** Incorporated by reference from the 10K-SB filed with the Commission on March 30, 2001.

===========================================================================