Form 10QSB
period 2002-03-31
NETMASTER INC
filed 2002-05-13
CIK 1099728

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002.

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________to_____________


                       Commission File Number 000-28311


                         NET MASTER CONSULTANTS, INC.
            ------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                TEXAS                                 76-027334
            -------------                            -------------
    (State or other jurisdiction of              (IRS Employer ID No.)
     incorporation or organization)

  1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3
            ------------------------------------------------------
                   (Address of principal executive offices)

                                (604) 602-1717
            ------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES  X    NO ___

The number of outstanding shares of the registrant's common stock, $0.00005 par value (the only class of voting stock), as of May 6, 2002 was 7,910,792.


===============================================================================

                               TABLE OF CONTENTS
                                                                       PAGE

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .    3

Unaudited Balance Sheet as of March 31, 2002  . . . . . . . . . . . .    4

Unaudited Statement of Operations for the three months
ended March 31, 2002 and 2001 and the period since
Date of Inception to March 31, 2002 . . . . . . . . . . . . . . . . .    5

Unaudited Statement of Cash Flows for the three months
ended March 31, 2002 and 2001 and the period since
Date of Inception to March 31, 2002 . . . . . . . . . . . . . . . . .    6

Notes to Unaudited Financial Statements . . . . . . . . . . . . . . .    7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . .   12


                                    PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES  . . . . . . . . . .   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .   12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                                    -  2 -
===============================================================================

PART I

ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Net Master Consultants, Inc., a Texas corporation its subsidiaries and predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.

                                    -  3 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                                  March 31,        December 31,
                                                    2002               2001
                                                 ----------         ----------
                                                 (Unaudited)
ASSETS

Current
     Cash                                       $     3,727        $    10,768
     Prepaid expenses                                   659              1,122
                                                 ----------         ----------
                                                $     4,386        $    11,890
                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
     Accounts payable and accrued liabilities   $   246,385        $   241,169
     Loans payable to shareholders (Note 3)         214,675            197,675
     Advance from Elysio Capital Corp. (Note 4)      80,000             80,000
                                                 ----------         ----------
                                                    541,060            518,844

Stockholders' deficiency
     Capital stock
          Authorized
               100,000,000 common shares with
               a par value of $0.00005
          Issued and outstanding
               7,910,792 common shares          $       396        $       396
     Additional paid-in capital                     919,754            919,754
     Deficit accumulated during the
          development stage                      (1,456,824)        (1,427,104)
                                                 ----------         ----------
                                                   (536,674)          (506,954)
                                                 ----------         ----------
                                                $     4,386        $    11,890
                                                 ==========         ==========

Continuance of operations (Note 1)
Commitment (Note 8)

   The accompanying notes are an integral part of these financial statements

                                    -  4 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                       INTERIM STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                       Cumulative      For Three Months Ended
                                         Total               March 31,
                                         Since       -------------------------
                                       Inception        2002          2001
                                      -----------    -----------   -----------
Revenue                               $      -       $      -      $      -
                                      -----------    -----------   -----------

Expenses
     Accounting and legal (recovery)      191,151         (7,247)        4,315
     Consulting fees                      936,947         23,040        33,597
     Interest                              29,643          5,218        12,722
     Management fees                       87,097           -           30,000
     Occupancy                             59,920          6,420         6,420
     Office                                24,199            251         2,028
     Transfer agent and filing fees        34,705          2,038         3,001
     Travel and accommodation              93,162           -            2,698
                                      -----------    -----------   -----------
Net loss for the period               $(1,456,824)   $   (29,720)  $   (94,781)
                                      ===========    ===========   ===========


Weighted average shares outstanding                    7,910,792     6,688,292
                                                     ===========   ===========

Net loss per share (basic and diluted)               $    (0.01)   $    (0.01)
                                                     ===========   ===========

   The accompanying notes are an integral part of these financial statements

                                    -  5 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                       INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                              Cumulative      For Three Months Ended
                                                Total               March 31,
                                                Since       -------------------------
                                              Inception        2002          2001
                                             -----------    -----------   -----------
Cash derived from (applied to)

Operating
     Net Loss                                $(1,456,824)   $   (29,720)  $   (85,556)
     Items not involving an outlay of cash:
     Common stock issued for:
         Consulting services                     675,000           -             -
         Settle trade payables                    88,900           -             -
         Organization costs                           33           -             -
         Other services                           48,400           -             -
     Changes in non-cash working capital items:
     (Increase) Decrease in prepaid expenses        (659)           463          -
     Decrease in interest receivable                -              -           (9,225)
     Increase in accounts payable                246,385          5,216        78,329
                                             -----------    -----------   -----------
                                                (398,765)       (24,041)      (16,452)
                                             -----------    -----------   -----------

Investing
     Loan to Smart Card Technologies Co.,Ltd.   (600,000)          -         (600,000)
                                             -----------    -----------   -----------

Financing
     Loan payable to shareholder                 214,675         17,000        17,500
     Loan from Elysio Capital Corp.              680,000           -          600,000
     Common stock issued for cash                107,817           -             -
                                             -----------    -----------   -----------
                                               1,002,492         17,000       617,500
                                             -----------    -----------   -----------

Net increase in cash                               3,727         (7,041)        1,048

Cash, beginning of period                           -            10,768         4,566
                                             -----------    -----------   -----------

Cash, end of period                          $     3,727    $     3,727   $     5,614
                                             ===========    ===========   ===========

Non-cash investing and financing activities:
  Payment of advances from Elysio
    through assignment of loan to SCT        $   600,000    $      -      $      -
  Common stock issued for:
    Consulting services                      $   675,000    $      -      $      -
    Settle trade payables                    $    88,900    $      -      $      -
    Organization costs                       $        33    $      -      $      -
    Other services                           $    48,400    $      -      $      -

   The accompanying notes are an integral part of these financial statements

                                    -  6 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 2002
                                  (Unaudited)


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

While the information presented in these interim financial statements is unaudited, it includes all adjustments that are, in the opinion of management, necessary to the fair presentation of the interim periods reported. As certain information has been condensed or omitted from the notes to the financial statements, these financial statements should only be read in conjunction with the audited financial statements for the year ended December 31, 2001 contained in the company's annual report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

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

The company has few tangible assets, has had recurring operating losses, and does not have an established source of revenue to allow it to continue as a going concern. These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue to operate for the foreseeable future and will be able to realize it assets and discharge its liabilities in the normal course of operations. The company's continued existence is dependent upon its ability to raise additional capital to achieve profitable operations and its ability to identify a product or service to generate positive cash flows. It is management's intentions to pursue various potential products and identify funding sources until such time as there is sufficient operating cash flow to fund operating requirement.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


                                    -  7 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 2002
                                  (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ACCOUNTING OF STOCK OPTIONS AND STOCK COMPENSATION

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock - Based Compensation ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of electing either to expense the fair value of employee stock-based compensation or to continue to recognize compensation expense under previously existing accounting pronouncements set out in APB 25 and to provide pro-forma disclosures of net earnings (loss) and, if presented, earnings (loss) per share, as if the above - referenced fair value method of accounting was used in determining compensation expense.

The company has elected to account for stock based employee or director compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").


                                    -  8 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 2002
                                  (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING OF STOCK OPTIONS AND STOCK COMPENSATION (CONTINUED)

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

The company has issued shares for services provided for the company. The shares are issued at fair market value at the more easily determined value of the services provided or stock issued.

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


                                    -  9 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 2002
                                  (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Management's assessment of these Statements is that they will not have a material impact on the company's financial position or results of operations.

3.  LOANS PAYABLE TO SHAREHOLDERS

Loans are payable on demand, are unsecured, and bear interest at 8% per annum.

4.  ADVANCE FROM ELYSIO CAPITAL CORP.

This advance bears interest at 6.15%, was due in full on December 31, 2001 and is secured by a promissory note. The due date has been extended, but a new date is yet to be determined.

On January 3, 2001, an advance of $600,000 was received under this facility. The funds received were then loaned to SCT. Effective June 28, 2001, the loan receivable from SCT was assigned to Elysio as payment of $600,000 of the loan from Elysio (Note 8).

5.  CAPITAL STOCK

STOCK OPTIONS

The company has not yet issued any options on its common stock.

SETTLEMENT OF DEBT

The company's directors have authorized the settlement of certain trade payables, loans and advances through the issuance of common shares. This settlement, although authorized, has not yet been finalized.

6.  RELATED PARTY TRANSACTIONS AND BALANCES

Included in consulting expense is $8,040 (2001: $8,025) paid by the company to its sole director.

Included in accounts payable and accrued liabilities is $40,000
(December 31, 2001: $25,000) due to a shareholder for services provided to the company and accrued interest of $23,127 on loans payable to shareholders (December 31, 2001: $19,123).


                                    - 10 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                         (A Development Stage Company)

                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 2002
                                  (Unaudited)


7.  INCOME TAXES

At March 31, 2002, the company has net operating losses carried forward of approximately $1,380,000 (December 31, 2001: $1,350,000) that may be offset against future taxable income to 2016 (2000: 2015). No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Utilization of the carryforwards are dependent on future taxable income and could further be limited due to a change in control of the company's ownership as defined by Internal Revenue Section 382.

8.  COMMITMENTS

CONSULTING FEES

The company has an agreement to pay consulting fees of $5,000 per month. The agreement continues indefinitely unless cancelled by either the company or the consultant.


                                    - 11 -
===============================================================================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the current fiscal year, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.


                                    PART II

ITEM 2.   RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

  (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                    - 12 -
===============================================================================

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 7th day of May, 2002.




NET MASTER CONSULTANTS, INC.


____________________________
Nora Coccaro
President, and Director


                                    - 13 -
===============================================================================

                               INDEX TO EXHIBITS

EXHIBIT      PAGE
  NO.         NO.      DESCRIPTION
-------      ----      --------------------------------------------------------
3 (i)          *       Articles of Incorporation of the Company

3 (ii)         *       Amended Articles of Incorporation of the Company

3 (iii)        *       Bylaws of the Company

* Incorporated by reference from the Form 10K-SB/A filed with the Securities and Exchange Commission on April 18, 2000.

                                    - 14 -
===============================================================================