Form 10QSB
period 2002-06-30
NETMASTER INC
filed 2002-08-14
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002.

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________to_____________


                        Commission File Number 0-28311


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

                       1818 - 1177 West Hastings Street,
                      Vancouver, British Columbia V6E 2K3
            ------------------------------------------------------
                   (Address of principal executive office)

                                (604) 602-1717
            ------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 9, 2002 was 7,910,792.

===============================================================================

                               TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .    3

Unaudited Balance Sheet as of June 30, 2002 . . . . . . . . . . . . . . .    4

Unaudited Statement of Operations
for the three and six months ended June 30, 2002 and 2001
and the period since Date of Inception to June 30, 2002 . . . . . . . . .    5

Unaudited Statement of Cash Flows
for the six months ended June 30, 2002 and 2001
and the period since Date of Inception to June 30, 2002 . . . . . . . . .    6

Notes to Unaudited Financial Statements . . . . . . . . . . . . . . . . .    7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . .   12


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .   12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

CERTIFICATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                                    -  2 -
===============================================================================

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Net Master Consultants, Inc., a Texas corporation its subsidiaries and predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as pages 4 through 8 and are incorporated herein by this reference.

                                    -  3 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                        (A Development Stage Company)

                                Balance Sheets

                                                      June 30,     December 31,
                                                        2002          2001
                                                     -----------   -----------
                                                     (unaudited)
ASSETS

Current
     Cash                                            $       662   $    10,768
     Sundry receivable                                     1,661          -
     Prepaid expenses                                      2,675         1,122
                                                     -----------   -----------
                                                     $     4,998   $    11,890
                                                     ===========   ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
     Accounts payable and accrued liabilities        $   290,801   $   247,169
     Loans payable to shareholders (Note 3)              213,675       191,675
     Advance from Elysio Capital Corp. (Note 4)           80,000        80,000
                                                     -----------   -----------
                                                         584,476       518,844
                                                     -----------   -----------

Stockholders' deficiency
     Capital stock
          Authorized
               100,000,000 common shares
               with a par value of $0.0001
          Issued and outstanding
               7,910,792 common shares               $       792   $       792
     Additional paid-in capital                          919,358       919,358

     Deficit accumulated during the development stage (1,499,628)   (1,427,104)
                                                     -----------   -----------
                                                        (579,478)     (506,954)
                                                     -----------   -----------

                                                     $     4,998   $    11,890
                                                     ===========   ===========

Continuance of operations (Note 1)
Commitment (Note 8)

   The accompanying notes are an integral part of these financial statements.

                                    -  4 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                        (A Development Stage Company)

                       INTERIM STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                             Cumulative       For The Six Months        For The Three Months
                                                Total            Ended June 30,            Ended June 30,
                                                Since       ------------------------  ------------------------
                                              Inception        2002         2001         2002         2001
                                            -------------   -----------  -----------  -----------  -----------
Revenue                                     $        -      $      -     $      -     $      -     $      -

Expenses
     Accounting and legal (recovery)              194,735        (3,663)       7,827        3,584        3,512
     Consulting fees                              960,007        46,100       34,228       23,060          631
     Interest                                      35,275        10,850        8,190        5,632       (4,532)
     Management fees                               87,097          -          60,000         -          30,000
     Occupancy                                     66,340        12,840       12,840        6,420        6,420
     Office                                        25,260         1,312        2,550        1,061          522
     Transfer agent and filing fees                37,752         5,085        4,737        3,047        1,736
     Travel and accommodation                      93,162          -           2,899         -             201
                                            -------------   -----------  -----------  -----------  -----------
Net loss for the period                     $  (1,499,628)  $   (72,524) $  (133,271) $   (42,804) $   (38,490)
                                            =============   ===========  ===========  ===========  ===========


Weighted average shares outstanding             7,910,792     6,688,292    7,910,792    6,688,292
                                            =============   ===========  ===========  ===========

Net loss per share (basic and diluted)      $      (0.01)   $    (0.02)  $    (0.01)  $    (0.01)
                                            =============   ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                    -  5 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                        (A Development Stage Company)

                       INTERIM STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Cumulative       For The Six Months
                                                     Total            Ended June 30,
                                                     Since       ------------------------
                                                   Inception        2002         2001
                                                 -------------   -----------  -----------
Cash derived from (applied to)

Operating
  Net Loss                                       $  (1,499,628)  $   (72,524) $  (133,271)
  Items not involving an outlay of cash:
    Common stock issued for consulting services        675,000          -            -
    Common stock issued to settle trade payables        88,900          -            -
    Common stock issued for organization costs              33          -            -
    Common stock issued for other services              48,400          -            -
  Changes in non-cash working capital items:
    (Increase) Decrease in sundry receivable            (1,661)       (1,661)        -
    (Increase) Decrease in prepaid expenses             (2,675)       (1,553)      (1,850)
    Increase in accounts payable                       290,801        43,632      119,792
                                                 -------------   -----------  -----------
                                                      (400,830)      (32,106)     (15,329)
                                                 -------------   -----------  -----------

Investing
  Loan to Smart Card Technologies Co.,Ltd.            (600,000)         -            -
                                                 -------------   -----------  -----------

Financing
  Loan payable to shareholder                          213,675        22,000       17,500
  Loan from Elysio Capital Corp.                       680,000          -            -
  Common stock issued for cash                         107,817          -            -
                                                 -------------   -----------  -----------
                                                     1,001,492        22,000       17,500
                                                 -------------   -----------  -----------

Net increase in cash                                       662       (10,106)       2,171

Cash, beginning of period                                 -           10,768        4,566
                                                 -------------   -----------  -----------

Cash, end of period                              $         662   $       662  $     6,737
                                                 =============   ===========  ===========


Non-cash investing and financing activities:
  Payment of advances from Elysio through
    assignment of loan to SCT                    $     600,000   $      -     $   600,000
  Common stock issued for consulting services    $     675,000   $      -     $      -
  Common stock issued to settle trade payables   $      88,900   $      -     $      -
  Common stock issued for organization costs     $          33   $      -     $      -
  Common stock issued for other services         $      48,400   $      -     $      -

   The accompanying notes are an integral part of these financial statements.

                                    -  6 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                        (A Development Stage Company)

                  NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                JUNE 30, 2002
                                 (Unaudited)


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
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                        (A Development Stage Company)

                  NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                JUNE 30, 2002
                                 (Unaudited)


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
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                        (A Development Stage Company)

                  NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                JUNE 30, 2002
                                 (Unaudited)


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
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                        (A Development Stage Company)

                  NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                JUNE 30, 2002
                                 (Unaudited)


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

On January 3, 2001, an advance of $600,000 was received under this facility. The funds received were then loaned to SCT. Effective June 28, 2001, the loan receivable from SCT was assigned to Elysio as payment of $600,000 of the loan from Elysio.


5.   CAPITAL STOCK

STOCK OPTIONS

The company has not yet issued any options on its common stock.

SETTLEMENT OF DEBT

The company's directors have authorized the settlement of certain trade payables, loans and advances through the issuance of common shares. This settlement, although authorized, has not yet been finalized.


6.   RELATED PARTY TRANSACTIONS AND BALANCES

Included in consulting expense for the six months ended June 30, 2002 is $16,100 (2001: $16,050) paid by the company to its sole director.

Included in receivables in $1,268 due from a company with a common director.

Included in accounts payable and accrued liabilities is $55,000
(December 31, 2001: $25,000) due to a shareholder or services provided to the company and accrued interest of $27,532 on loans payable to shareholders (December 31, 2001: $19,123).

                                    - 10 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                        (A Development Stage Company)

                  NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                JUNE 30, 2002
                                 (Unaudited)


7.   INCOME TAXES

At June 30, 2002, the company has net operating losses carried forward of approximately $1,423,000 (December 31, 2001: $1,350,000) that may be offset against future taxable income to 2016 (2000: 2015). No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Utilization of the carryforwards are dependent on future taxable income and could further be limited due to a change in control of the company's ownership as defined by Internal Revenue Section 382.


8.   COMMITMENTS

CONSULTING FEES

The company has an agreement to pay consulting fees to a shareholder of $5,000 per month. The agreement continues indefinitely unless cancelled by either the company or the consultant.

                                    - 11 -
===============================================================================

                         NET MASTER CONSULTANTS, INC.
                        (A Development Stage Company)


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, hat speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

PLAN OF OPERATION

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations for at least the next twelve months, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until it acquires an interest in an operating company.


PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 this Form 10-QSB, and are incorporated herein by this reference.

          (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                    - 12 -
===============================================================================

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of August, 2002.




Net Master Consultants, Inc.



________________________________________________
Nora Coccaro
President, Chief Financial Officer, and Director



              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Net Master Consultants, Inc. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Nora Coccaro, sole Executive Officer of Net Master Consultants, Inc., certify, pursuant to
18 U.S.C. S 1350, S 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) This Form 10-QSB complies with the requirements of section 13(a) or 15(d) of the Exchange Act; and
    (2) The financial information contained in this Form 10-QSB fairly present, in all material respects, the financial condition and results of operations of Net Master Consultants, Inc.



_____________________________________
Nora Coccaro
Sole Executive Officer
August 12, 2002


                                    - 13 -
===============================================================================

                              INDEX TO EXHIBITS


EXHIBIT      PAGE
NO.          NO.          DESCRIPTION
-------      ----     ---------------------------------------------------------
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