Form 10QSB
period 2002-09-30
NETMASTER INC
filed 2002-11-15
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-28311

NET MASTER CONSULTANTS, INC.

(Exact name of small business issuer as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-027334 (I.R.S. Employer Identification No.)

1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3

(Address of principal executive office) (Postal Code)

(604) 602-1717

(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of November 14, 2002 was 7,910,792.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS............................................................	3

Unaudited Balance Sheet as of September 30, 2002 and audited balance sheet at December 31, 2001....................................................	4

Unaudited Statement of Operations for the three and nine months ended September 30, 2002 and 2001 and the period since Date of Inception to September 30, 2002.......................	5

Unaudited Statement of Cash Flows for the nine months ended September 30, 2002 and 2001 and the period since Date of Inception to September 30, 2002...................................	6

Notes to Unaudited Financial Statements............................................................	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION..........................................	12

ITEM 4. CONTROLS AND PROCEDURES.....................................................	12

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........	12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................	13

SIGNATURES..........................................................................................	14

INDEX TO EXHIBITS.................................................................................	16

[THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Net Master Consultants, Inc., a Texas corporation its subsidiaries and predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as pages 4 through 11 and are incorporated herein by this reference.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

BALANCE SHEET

	September 30	December 31
	2002	2001
	(Unaudited)
ASSETS

Current
Cash	$-	$10,768
Sundry receivable	2,327	-
Prepaid expenses	-	1,122

	$2,327	$11,890

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Bank indebtedness	$64	$-
Accounts payable and accrued liabilities	306,917	241,169
Loans payable to shareholders (Note 3)	242,175	197,675
Advance from Elysio Capital Corp. (Note 4)	80,000	80,000

	629,156	518,844

Stockholders' deficiency
Capital stock
Authorized
100,000,000 common shares with a par value of $0.0001
Issued and outstanding
7,910,792 common shares	$792	$792
Additional paid-in capital	919,358	919,358

Deficit accumulated during the development stage	(1,546,979)	(1,427,104)

	(626,829)	(506,954)

	$2,327	$11,890

Continuance of operations (Note 1)
Commitment (Note 8)

The accompanying notes are an integral part of these financial statements.

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative
	Total	For The Nine Months Ended		For The Three Months Ended
	Since	September 30		September 30
	Inception	2002	2001	2002	2001

Revenue	$-	$-	$-	$-	$-

Expenses
Accounting and legal	203,172	4,774	17,267	8,437	9,440
Consulting fees	983,062	69,155	57,268	23,055	23,040
Interest	41,289	16,864	12,739	6,014	4,549
Management fees	87,097	-	60,000	-	-
Occupancy	72,760	19,260	19,260	6,420	6,420
Office	26,168	2,220	2,775	908	225
Transfer agent and filing fees	40,022	7,355	7,579	2,270	2,842
Travel and accommodation	93,409	247	4,054	247	1,155

Net loss for the period	$(1,546,979)	$(119,875)	$(180,942)	$(47,351)	$(47,671)

Weighted average shares outstanding		7,910,792	6,688,292	7,910,792	6,688,292

Net loss per share (basic and diluted)		$(0.02)	$(0.03)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative
	Total	For The Nine Months Ended
	Since	September 30
	Inception	2002	2001

Cash derived from (applied to)

Operating
Net Loss	$(1,546,979)	$(119,875)	$(180,942)
Items not involving an outlay of cash:
Common stock issued for consulting services	675,000	-	-
Common stock issued to settle trade payables	88,900	-	-
Common stock issued for organization costs	33	-	-
Common stock issued for other services	48,400	-	-
Changes in non-cash working capital items:
(Increase) Decrease in sundry receivable	(2,327)	(2,327)	-
(Increase) Decrease in prepaid expenses	0	1,122	(1,233)
Increase in accounts payable	306,917	65,748	138,967

	(430,056)	(55,332)	(43,208)

Investing
Loan to Smart Card Technologies Co.,Ltd.	(600,000)	-	-

Financing
Bank indebtedness	64	64
Loan payable to shareholder	242,175	44,500	38,675
Loan from Elysio Capital Corp.	680,000	-	-
Common stock issued for cash	107,817	-	-

	1,030,056	44,564	38,675

Net increase in cash	-	(10,768)	(4,533)

Cash, beginning of period	-	10,768	4,566

Cash, end of period	$-	$-	$33

Non-cash investing and financing activities:
Payment of advances from Elysio through	$600,000	$-	$-
assignment of loan to SCT
Common stock issued for consulting services	$675,000	$-	$-
Common stock issued to settle trade payables	$88,900	$-	$-
Common stock issued for organization costs	$33	$-	$-
Common stock issued for other services	$48,400	$-	$-

The accompanying notes are an integral part of these financial statements.

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

SEPTEMBER 30, 2002

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

SEPTEMBER 30, 2002

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

SEPTEMBER 30, 2002

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

In April 2002, FASB issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification.

In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "Account for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No.146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Management's assessment of these Statements is that they will not have a material impact on the company's financial position or results of operations.

3. Loans payable to shareholders

Loans are payable on demand, are unsecured, and bear interest at 8% per annum.

NET MASTER CONSULTANTS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

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

6. Related party transactions and balances

Included in consulting expense for the nine months ended September 30, 2002 is $24,155 (2001: $24,090) paid by the company to its sole director.

Included in accounts payable and accrued liabilities is $70,000 (December 31, 2001: $25,000) due to a shareholder for services provided to the company and accrued interest of $32,307.26 on loans payable to shareholders (December 31, 2001: $19,123).

7. Income taxes

At September 30, 2002, the company has net operating losses carried forward of approximately $1,470,000 (December 31, 2001: $1,350,000) that may be offset against future taxable income to 2016 (2001: 2015). No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Utilization of the carryforwards are dependent on future taxable income and could further be limited due to a change in control of the company's ownership as defined by Internal Revenue Section 382.

8. Commitments

The company has an agreement to pay consulting fees to a shareholder of $5,000 per month. The agreement continues indefinitely unless cancelled by either the company or the consultant.

9. Subsequent events

At the annual general meeting held on October 18, 2002, shareholders' approval was received for consolidation of the company's capital stock on a basis of 10 old shares to 1 new share. The effective date of the consolidation is not yet determined.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on her evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 18, 2002, the Company held a Special Meeting of Stockholders to consider the election of Nora Coccaro, to maintain her position as the Company's sole director, an amendment to the Company's articles of incorporation to permit a name change and management's intention to reverse split the Company's common stock on a one for ten (1:10) basis. Proxies' representing 4,219,522 or 53.3% of the Company's issued and outstanding shares constituted quorum for the purpose of considering the matters presented.

The shareholders confirmed Ms. Coccaro as the Company's sole director with all 4,219,522 shares voted in favor of Ms. Coccaro and 0 share against.

The shareholders approved an amendment to the Company's articles of incorporation that changes the Company's name from "Net Master Consultants, Inc." to "Sona Development, Corp." with all 4,219,522 shares voted in favor of the name change and 0 shares against. The amendment will be effective upon filing with the Texas Secretary of State.

The shareholders approved management's proposal to effect a reverse split of the Company's common stock on a one for ten (1:10) basis with 4,219,122 share voted in favor of the reverse split and 400 shares voted against. The action to implement the reverse split will be effective upon filing the name change with the Texas Secretary of State.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2002.

Net Master Consultants, Inc.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer, Chief Financial Officer, and Director

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nora Coccaro, Chief Executive Officer and Chief Financial Officer of the Company certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3 (i)(a)	*	Articles of Incorporation of the Company

3 (i)(b)	*	Amended Articles of Incorporation of the Company

3 (ii)	*	Bylaws of the Company

99.1	16	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbane-Oxley Act of 2002

Incorporated by reference from the Form 10K-SB/A filed with the Securities and Exchange Commission on April 18, 2000.