Form 10KSB
period 2002-12-31
NETMASTER INC
filed 2003-04-03
CIK 1099728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to ___________.

Commission File Number: 0-28311

SONA DEVELOPMENT CORP.
(Formerly Net Master Consultants, Inc.)
(Name of Small Business Issuer in Its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	76-027334 (I.R.S. Employer Identification No.)

1177 West Hastings Street, Suite 1818 Vancouver, British Columbia Canada V6E 2K3
(Address of Principal Executive Offices) (Postal Code)

(604) 602 1717
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock (0.00005 par value)	Name of each Exchange on Which Registered None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes √ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ √ ].

The registrant's total consolidated revenues for the year ended December 31, 2002 were $0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $672,427 based on the average closing bid and asked prices for the common stock on March 27, 2003.

On March 27, 2003, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 791,091.

-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

General.

As used herein the term "Company" refers to Sona Development Corporation (formerly known as "Net Master Consultants, Inc."), a Texas corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Texas on December 28, 1988 as "Houston Produce Corporation" for the purpose of importing fruit and vegetables from Latin America for sale in the United States. The Company's plan to import fruit and vegetables was subsequently abandoned. On June 24, 1997, the Company changed its name to "Net Master Consultants, Inc.", as part of a plan to become a global Internet service provider. Plans to create an Internet business were discarded in October of 1999. On November 27, 2002, the Company changed its name to "Sona Development Corp." as part of a corporate restructuring designed to make the Company more attractive to prospective business opportunities. Management has since been searching for a suitable business opportunity, to become part of the Company by acquisition or combination.

Selection of a Business.

The Company has no current business. Our business plan is to seek one or more suitable business combinations or acquisitions to create value for our shareholders. We have no day-to-day operations at the present time. Our officers and directors devote limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality, and to accept that the Company may have to wait longer, as a result of that policy, before consummating any transactions to create value for our shareholders. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantages with other acquiring interests or entities.

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

-----------------------------------------------------------------------------------------------------------

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

Acquisition of Business

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

-----------------------------------------------------------------------------------------------------------

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Operation of Business After Acquisition

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

Government Regulation

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

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

The Company currently has no employees. Our executive officer devotes as much time to the affairs of the Company as she deems appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

-----------------------------------------------------------------------------------------------------------

Reports to Security Holders

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 18, 2002, a special meeting of the shareholders of the Company was held to consider proposals to change the name of the Company, to consolidate the Company's share structure and to elect Nora Coccaro as the Company's sole director. Shareholder votes represented at the special meeting, either in person or by proxy totaled 4,219,522 (pre-reverse) or 53.34% of the Company's issued and outstanding shares, constituted quorum for the purpose of considering the proposals.

The shareholders by a vote of 4,219,522 (pre-reverse split) in favor and 0 against resolved to change the Company's name to "Sona Development Corp." The name change was effected on November 27, 2002.

The shareholders by a vote of 4,219,122 (pre-reverse split) in favor and 400 (pre-reverse split) against resolved to reverse split the Company's common stock on a one-for-ten (1:10) basis. The reverse split was implemented on December 17, 2002.

The shareholders by a vote of 4,219,122 (pre-reverse split) in favor and 400 (pre-reverse split) against resolved to elect Nora Coccaro as the Company's sole director to serve until the Company's next annual general meeting.

-----------------------------------------------------------------------------------------------------------

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, "SDVC.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

The high and low sales prices during the fourth quarter of 2002 have been adjusted to reflect a one for ten (1:10) reverse split that was implemented on December 17, 2002 as follows:

YEAR	QUARTER ENDING	HIGH	LOW
2002	March 31	$0.60	$0.26
	June 30	$0.90	$0.28
	September 30	$0.28	$0.28
	December 31	$0.30	$0.10
2001	March 31	$2.75	$0.88
	June 30	$1.50	$0.10
	September 30	$0.10	$0.07
	December 31	$0.10	$0.03

Record Holders

As of March 27, 2003, there were approximately 42 shareholders of record holding a total of 791,079 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

-----------------------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

On December 20, 2002, the Company authorized the issuance of 894,855 shares of restricted common stock valued at $0.10 to Pensbreigh Holdings, Ltd. in settlement of debt accrued in 2001 as the result of loans in the amount of $89,485.50. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 898,667 shares of restricted common stock valued at $0.10 to Elysio Capital Corp. in settlement of debt accrued in 2001 as the result of loans in the amount of $89,866.96. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 1,571,159 shares of restricted common stock valued at $0.10 to Value Invest, Ltd. in settlement of debt accrued in 2000 as the result of loans in the amount of $157,115.85. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 86,392 shares of restricted common stock valued at $0.10 to Valor Invest, Ltd. in settlement of debt accrued in 2001 as the result of loans in the amount of $37,783.20. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

-----------------------------------------------------------------------------------------------------------

On December 20, 2002, the Company authorized the issuance of 327,832 shares of restricted common stock valued at $0.10 to Zmax Capital Corp. in settlement of debt accrued in 2001 and 2002 as the result of loans in the amount of $32,783.20. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 947,877 shares of restricted common stock valued at $0.10 to Shafiq Nazerali in settlement of debt accrued in 2001 and 2002 as the result of loans in the amount of $94,787.69. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 32,030 shares of restricted common stock valued at $0.10 to Carmen Bua in settlement of debt accrued for legal services rendered in 2000 and 2001in the amount of $3,203. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 566,667 shares of restricted common stock valued at $0.15 to Shafiq Nazerali in settlement of debt accrued for consulting services rendered in 2001 and 2002 in the amount of $85,000. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

-----------------------------------------------------------------------------------------------------------

On December 20, 2002, the Company authorized the issuance of 74,506 shares of restricted common stock valued at $0.50 to Zmax Capital Corp. in settlement of debt accrued for office space provided in 2001 and 2002 in the amount of $37,253. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 39,926 shares of restricted common stock valued at $0.50 to Portfolio Management, Ltd. in settlement of debt accrued for administrative services rendered in 2001 in the amount of $19,963.20. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 159,036 shares of restricted common stock valued at $0.15 to Shafiq Nazerali in settlement of expenses in the amount of $23,855.39 incurred on behalf of the company. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 898,670 shares of restricted common stock valued at $0.10 to Elysio Capital Corp. in settlement of debt accrued in 2001 as the result of loans in the amount of $89,866.96. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

Nonetheless, the Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

-----------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources

As of December 31, 2002, the Company had no significant assets. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified.

The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees.

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $1,607,837 as of December 31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2002 are attached hereto as F-1 through F-11.

-----------------------------------------------------------------------------------------------------------

SONA DEVELOPMENT CORP.
(Formerly Net Master Consultants, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

- F 1 -

-----------------------------------------------------------------------------------------------------------

Independent Auditors' Report

To the Shareholders of Sona Development Corp. (formerly Net Master Consultants, Inc.)
(A Development Stage Company)

We have audited the balance sheets of Sona Development Corp. (formerly Net Master Consultants, Inc.) (A Development Stage Company) as at December 31, 2002 and 2001 and the statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception to December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended and for the period from inception to December 31, 2002 in accordance with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is a development stage company with no significant operating revenues to date and a working capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Grant Thornton LLP
March 22, 2003	Chartered Accountants

- F 2 -

-----------------------------------------------------------------------------------------------------------

SONA DEVELOPMENT CORP.
(Formerly Net Master Consultants, Inc.)
(A Development Stage Company)
BALANCE SHEETS
December 31,

	2002	2001

ASSETS

Current
Cash	$-	$10,768
Receivables	2,352	-
Prepaid expenses	-	1,122

	$2,352	$11,890

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Bank indebtedness	$128	$-
Accounts payable and accrued liabilities (Note 3)	47,958	241,169
Loans payable to shareholders (Note 4)	-	197,675
Advance from Elysio Capital Corp. (Note 5)	-	80,000

	48,086	518,844

Stockholders' deficiency
Capital stock (Note 6)
Authorized
100,000,000 common shares with a par value of $0.0001
Issued and outstanding
791,079 common shares	$79	$792
Additional paid-in capital	920,071	919,358
Stock subscriptions	641,953	-
Deficit accumulated during the development stage	(1,607,837)	(1,427,104)

	(45,734)	(506,954)

	$2,352	$11,890

Commitment (Note 9)

The accompanying notes are an integral part of these financial statements

- F 3 -

-----------------------------------------------------------------------------------------------------------

SONA DEVELOPMENT CORP.
(Formerly Net Master Consultants, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative Since Inception	For The Year Ended December 31
		2002	2001

Revenue	$-	$-	$-

Expenses
Accounting and legal	225,191	26,793	25,398
Consulting fees	1,006,087	92,180	80,338
Interest	47,611	23,186	17,907
Management fees	87,097	-	60,000
Occupancy	79,180	25,680	25,680
Office	26,657	2,709	3,318
Transfer agent and filing fees	42,606	9,939	10,000
Travel and accommodation	93,408	246	5,031

	1,607,837	180,733	227,672

Net loss for the period	$(1,607,837)	$(180,733)	$(227,672)

Weighted average shares outstanding		791,079	696,294

Net loss per share (basic and diluted)		$(0.23)	$(0.33)

The accompanying notes are an integral part of these financial statements

- F 4 -

-----------------------------------------------------------------------------------------------------------

SONA DEVELOPMENT CORP.
(Formerly Net Master Consultants, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Subscriptions	Deficit	Total

Inception at December 28, 1988	-	$-	$-	$-	$-	$-
Shares issued for organization cost	33,000	33,000	(32,967)	-	-	33
Net loss	-	-	-	-	(33)	(33)
Balances, December 31, 1988 to December 31, 1996	33,000	33,000	(32,967)	-	(33)	0
1,000 for 1 stock split	32,967,000	-	-	-	-	-
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	-	-	-
Issuance of stock at $5.00 on June 17, 1997	20,000	2	99,998	-	-	100,000
Net loss	-	-	-	-	(80,025)	(80,025)
Balances, December 31, 1997	3,020,000	302	99,731	-	(80,058)	19,975
Stock issued at $0.10 per share for services	95,000	10	9,490	-	-	9,500
Stock issued for cash and subscription receivable at $0.14 per share	52,800	5	7,795	(2,722)	-	5,028
Net Loss	-	-	-	-	(33,798)	(33,798)
Balances, December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	705
Net loss	-	-	-	-	(66,662)	(66,662)
Balances, December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,957)
2 for 1 stock split	3,167,800	317	(317)	-	-	-
Stock issued at $2.00 per share for consulting fees	320,000	32	639,968	-	-	640,000
Stock issued at $2.00 per share to settle trade payables	20,540	2	41,078	-	-	41,080
Stock issued at $2.00 per share for services	11,960	2	23,918	-	-	23,920
Stock issued per preemptive rights	192	-	17	-	-	17
Stock subscriptions received	-	-	-	2,772	-	2,772
Net loss	-	-	-	-	(1,018,914)	(1,018,914)
Balances, December 31, 2000	6,688,292	670	821,680	-	(1,199,432)	(377,082)
Stock issued at $0.08 per share for consulting fees and payables	687,500	68	54,932	-	-	55,000
Stock issued at $0.08 per share for rent payable	535,000	54	42,746	-	-	42,800
Net loss	-	-	-	-	(227,672)	(227,672)
Balance, December 31, 2001	7,910,792	792	919,358	-	(1,427,104)	(506,954)
1 for 10 reverse stock split	(7,119,713)	(713)	713	-	-	-
Stock subscribed for converted debts (Note 6)	-	-	-	641,953	-	641,953
Net loss	-	-	-	-	(180,733)	(180,733)
Balances, December 31, 2002	791,079	$79	$920,071	$641,953	$(1,607,837)	$(45,734)

The accompanying notes are an integral part of these financial statements

- F 5 -

-----------------------------------------------------------------------------------------------------------

SONA DEVELOPMENT CORP.
(Formerly Net Master Consultants, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For The Year Ended December 31
	Cumulative Since Inception	2002	2001

Cash derived from (applied to)

Operating
Net Loss	$(1,591,837)	$(164,733)	$(227,672)
Items not involving an outlay of cash:
Common stock issued for consulting services	675,000	-	35,000
Common stock issued to settle trade payables	61,080	-	20,000
Common stock issued for organization costs	33	-	-
Common stock issued for other services	76,220	-	42,800
Changes in non-cash working capital items:
Receivables	(2,352)	(2,352)	-
Prepaid expenses	-	1,122	(1,122)
Accounts payable and accrued liabilities	337,974	96,805	69,521

	(443,882)	(69,158)	(61,473)

Investing
Loan to Smart Card Technologies Co.,Ltd.	(600,000)	-	(600,000)

Financing
Bank indebtedness	128	128	-
Loans payable to shareholders	255,937	58,262	67,675
Loan from Elysio Capital Corp.	680,000	-	600,000
Common stock issued for cash	107,817	-	-

	1,043,882	58,390	667,675

Net (decrease) increase in cash	-	(10,768)	6,202

Cash, beginning of period	-	10,768	4,566

Cash, end of period	$-	$-	$10,768

Non-cash investing and financing activities:
Stock subscriptions to settle debts	$641,953	$641,953	$-
Payment of advances from Elysio through assignment of loan to SCT	$600,000	$-	$600,000
Common stock issued for consulting services	$675,000	$-	$35,000
Common stock issued to settle trade payables	$61,080	$-	$20,000
Common stock issued for organization costs	$33	$-	$-
Common stock issued for other services	$76,220	$-	$42,800

The accompanying notes are an integral part of these financial statements

- F 6 -

-----------------------------------------------------------------------------------------------------------

SONA DEVELOPMENT CORP.
(Formerly Net Master Consultants, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2002

1. Organization and description of business

Net Master Consultants, Inc. (the "Company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp.

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

The Company has few tangible assets, has had recurring operating losses, and does not have an established source of revenue to allow it to continue as a going concern. These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue to operate for the foreseeable future and will be able to realize it assets and discharge its liabilities in the normal course of operations. The Company's continued existence is dependent upon its ability to raise additional capital to achieve profitable operations and its ability to identify a product or service to generate positive cash flows. It is management's intentions to pursue various potential products and identify funding sources until such time as there is sufficient operating cash flow to fund operating requirement. As part of management's plan to mitigate the Company's working capital deficiency, the Company converted some of its debts to common stock (Note 6).

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

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

- F 7 -

-----------------------------------------------------------------------------------------------------------

SONA DEVELOPMENT CORP.

(Formerly Net Master Consultants, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2002

2. Summary of significant accounting policies (Continued)

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

Financial instruments

The Company has financial instruments that include cash, receivables, payables and accruals, loans payable to shareholders and an advance from Elysio. It was not practicable to determine the fair value of the loans payable to shareholders or the advance from Elysio, due to their uncertain repayment terms. The fair value of all other financial instruments approximates their recorded amounts.

Accounting of stock options and stock compensation

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of electing either to expense the fair value of employee and director stock-based compensation or to continue to recognize compensation expense under previously existing accounting pronouncements set out in Accounting Principles Board Opinion No. 25 ("APB 25") and to provide pro-forma disclosures of net earnings (loss) and, if presented, earnings (loss) per share, as if the above-referenced fair value method of accounting was used in determining compensation expense

The Company has elected to account for stock based employee or director compensation arrangements in accordance with APB No. 25.

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

- F 8 -

-----------------------------------------------------------------------------------------------------------

SONA DEVELOPMENT CORP.
(Formerly Net Master Consultants, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2002

2. Summary of significant accounting policies (Continued)

Loss per share

The Company follows Statement of Financial Standard No. 128 to calculate earnings per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. Fully diluted earnings per share has not been presented as the effect on basic earnings per share is anti-dilutive. The loss per share for the year as at December 31, 2001 has been restated to give effect to the one for ten reverse stock split completed in 2002.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development and /or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "Account for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liabilities be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. FIN 45 is effective for fiscal years ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the company's quarter ended March 31, 2003. The Company has no current intention to change its policy of accounting for stock-based compensation.

- F 9 -

-----------------------------------------------------------------------------------------------------------

SONA DEVELOPMENT CORP.
(Formerly Net Master Consultants, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2002

2. Summary of significant accounting policies (Continued)

Recent accounting pronouncements (Continued)

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Company's financial position or results of operations.

3. Accounts payable and accrued liabilities
Accounts payable	$47,958	$226,169
Accrued liabilities	-	15,000
	$47,958	$241,169

4. Loans payable to shareholders

Loans are payable on demand, are unsecured, and bear interest at 8% per annum. During 2002, the Company negotiated the conversion of these loans into common stock (Note 6).

5. Advance from Elysio Capital Corp.

This advance bears interest at 6.15%, was due in full on December 31, 2001 and is secured by a promissory note. The due date has been extended, but a new date is yet to be determined.

An advance of $680,000 was received under this facility during 2001, of which $600,000 was then loaned to SCT. Effective June 28, 2001, the loan receivable from SCT was assigned to Elysio as payment of $600,000 of the loan from Elysio. As part of management's plan to mitigate the Company's working capital deficiency, the Company converted the remaining $80,000 and accrued interest to common stock (Note 6).

6. Capital stock

Stock split, cancellation and consolidation

In 1997, the Company's Board of Directors authorized a 1,000 for one stock split and the cancellation of 30,000,000 shares as part of the reorganization and reincorporation. In January, 2000, it authorized a two for one stock split. In October, 2002, it authorized one for ten reverse stock split that was effected on December 28, 2002.

Stock options

The Company has not yet issued any options on its common stock.

- F 10 -

-----------------------------------------------------------------------------------------------------------

SONA DEVELOPMENT CORP.
(Formerly Net Master Consultants, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2002

6. Capital stock (Continued)

Settlement of debt

In December 2002, the Company reached agreements with a number of its creditors to convert their debts into the Company's common stock.

The debts converted, and the shares to be issued due to their conversion are as follows:

	Debts converted	Shares to be issued
Loans payable and interest accrued owed to shareholders	$293,326	2,933,260
Accounts payable and accrued liabilities	268,627	1,865,690
Advances from Elysio Capital Corp.	80,000	800,000
	$641,953	5,598,950

7. Related party transactions and balances

Included in consulting expense for the year ended December 31, 2002 is $32,180 (2001: $32,160) paid by the Company to its sole director.

Included in accounts payable and accrued liabilities is $ Nil (2001: $25,000) due to a shareholder for consulting services provided to the Company, $37,253 (2001: $ Nil) due to a shareholder for rent, and accrued interest of $37,389 (2001: $19,123) on loans payable to shareholders.

8. Income taxes

At December 31, 2002, the Company has net operating losses carried forward of approximately $1,500,000 (2001: $1,350,000) that may be offset against future taxable income to 2022 (2001: 2021). No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Utilization of the carryforwards are dependent on future taxable income and could further be limited due to a change in control of the Company's ownership as defined by Internal Revenue Section 382.

9. Commitments

The Company has an agreement to pay consulting fees to a shareholder of $5,000 per month. The agreement continues indefinitely unless cancelled by either the Company or the consultant.

- F 11 -

-----------------------------------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)
Nora Coccaro	47	President, Chief Financial Officer and Director

Nora Coccaro was appointed to the Company's Board of Directors on January 15, 2000 and currently serves as our sole director, our president, treasurer and secretary. Ms. Coccaro will serve as a director until the next annual meeting of the Company's shareholders and until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro currently serves as the president and sole director of Jure Holdings, Inc., an Over the Counter Bulletin Board (OTC: BB) company without current operations, as the president and a director of Healthbridge, Inc. an OTC: BB company involved in manufacturing and marketing medical waste sterilization and disposal technologies. Ms. Coccaro has served as a director of Americana Gold & Diamond Holdings, Inc. an OTC: BB company without current operations, from 1998 until May 1999 and as a director and executive vice-president of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil from 1997 until 1999. During 1996 and 1997, Homestake Mining Company retained Ms. Coccaro as a consultant to review mineral title administration procedures, land status and conduct market research in Central America.

Since September 1998 she has also acted as the Consul of Uruguay to Western Canada.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of individuals and entities who during the period ended December 31, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

-----------------------------------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2002, 2001, and 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past officers over the past three years.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Nora Coccaro, President, Chief Financial Officer, Director	2002 2001 2000	32,160 32,160 32,100	- - -	- - -	- - -	- - -	- - -	- - -

Compensation of Directors

The Company's director is not currently compensated for her service as a director of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

-----------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of March 27, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 27, 2003, there were 791,079 shares of common stock issued and outstanding.

Title of Class	Name and Address	Nature of Ownership	Number of Shares	% of Class
Common	Nora Coccaro, president/director 1177 - 1818 West Georgia Street Vancouver, British Columbia Canada	Legal	0	0.0
All executive officers and directors as a group			0	0.0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 1, 1999 the Company entered into a consulting agreement with Ms. Coccaro with an initial one-year term that is renewable without notice. The agreement requires the Company to pay Ms. Coccaro $2,675 a month for her services. The agreement continues indefenitely unless cancelled by either the Company or the consultant.

-----------------------------------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-KSB, which is incorporated herein by reference.

(b)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

	1.	The Company reported on December 17, 2002 the actions taken by the shareholders of the Company at the special meeting held on October 18, 2002.

ITEM 14. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

-----------------------------------------------------------------------------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March 2003.

Sona Development Corp. /s/ Nora Coccaro Nora Coccaro, President, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nora Coccaro Nora Coccaro	Director	March 28, 2003

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nora Coccaro, president and chief financial officer of Sona Development Corp. certify that:

1. I have reviewed this annual report on Form 10-KSB of Sona Development Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ Nora Coccaro
Nora Coccaro, President and Chief Financial Officer

-----------------------------------------------------------------------------------------------------------

INDEX TO EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION

3(i)	*	Articles of Incorporation of the Company
3(i)(b)	*	Amended Articles of Incorporation of the Company
3(i)(c)	18	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.
3(iii)	*	Bylaws of the Company
10(i)	20	Debt Settlement Agreement with Pensbreigh Holdings, Ltd. dated December 19, 2002.
10(ii)	21	Debt Settlement Agreement with Value Invest, Ltd. dated December 19, 2002.
10(iii)	22	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(iv)	23	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(v)	24	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(vi)	25	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(vii)	26	Debt Settlement Agreement with Valor Invest Ltd. dated December 19, 2002.
10(viii)	27	Debt Settlement Agreement with Carmin Bua, dated December 19, 2002.
10(ix)	28	Debt Settlement Agreement with Portfolio Management Ltd. dated December 19, 2002.
10(x)	29	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(xi)	30	Debt Settlement Agreement with Elysio Capital Corp. dated December 19, 2002.

99.1	31	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000

-----------------------------------------------------------------------------------------------------------