Form 10QSB
period 2003-03-31
SONA DEVELOPMENT CORP
filed 2003-05-15
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

   [  ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act of 1934  for the  transition  period  from
                      to               .
         ------------    --------------


         Commission file number: 000-28311


                             SONA DEVELOPMENT CORP.
               (Formerly known as "Net Master Consultants, Inc.")
        (Exact name of small business issuer as specified in its charter)


               TEXAS                           76-027334
               -----                           ---------
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)         Identification No.)





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

                                    Yes XX No


The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of May 13, 2003 was 6,670,031.




                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS............................................................                3

Unaudited Balance Sheet as of March 31, 2003.....................................................        4

Unaudited Statement of Operations for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31,
2003.............................                                                                        5

Unaudited Statement of Stockholders (Deficit) Equity for the period from Inception to
March 31, 2003.......................................................................................... 6
Unaudited Statement of Cash Flows for the three months ended March 31, 2003 and 2002
and the period since Date of Inception to March 31, 2003.........................................        7

Notes to Unaudited Financial Statements............................................................      8

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION..........................................                       12

ITEM 3.  CONTROLS AND PROCEDURES......................................................                  12

PART II

ITEM 2.  CHANGES IN SECURITIES..............................................................            13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................                     14

SIGNATURES..........................................................................................    15

INDEX TO EXHIBITS.................................................................................      16














PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Sona Development Corp. (formerly known as "Net Master Consultants, Inc., a Texas corporation its subsidiaries and predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as pages 4 through 11 and are incorporated herein by this reference.














































                             SONA DEVELOPMENT CORP.
                     (Formerly Net Master Consultants, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                  March 31,          December 31
                                                                                     2003                2002

(unaudited) (unaudited)
                                                                              ---------------------------------------
                                                                              ---------------------------------------

                                  ASSETS

Current
    Cash                                                                    $             10,731$
    Receivables                                                                            2,352               2,352
                                                                           ------------------------------------------

                                                                            $             13,083$              2,352
                                                                           ------------------------------------------
                                                                           ------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
    Bank indebtedness                                                       $                  -$                128
    Accounts payable and accrued liabilities (Note 3)                                     71,127              47,958
    Loans payable to shareholders (Note 4)                                                10,828                   -
                                                                           ------------------------------------------

                                                                                          81,955              48,086
                                                                           ------------------------------------------
                                                                           ------------------------------------------

Stockholders' deficiency
    Capital stock (Note 5)
        Authorized
           100,000,000 common shares
           with a par value of $0.0001
        Issued and outstanding
           1,071,079  (December 31, 2002: 791,079) common shares                             107                  79
    Additional paid-in capital                                                           948,043             920,071
    Stock subscriptions                                                                  641,953             641,953
    Deficit accumulated during the development stage                                 (1,658,975)         (1,607,837)
                                                                           ------------------------------------------
                                                                           ------------------------------------------

                                                                                        (68,872)            (45,734)
                                                                           ------------------------------------------
                                                                           ------------------------------------------

                                                                            $             13,083$              2,352
                                                                           ------------------------------------------
                                                                           ------------------------------------------

Commitment (Note 8)

                               The accompanying notes are an integral part of these financial statements





                             SONA DEVELOPMENT CORP.
                     (Formerly Net Master Consultants, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                Cumulative Since
                                                            Inception         For The Quarter Ended March 31
                                                        ----------------------------------------------------------
                                                                          ----------------------------------------
                                                                                  2003                2002
                                                        ----------------------------------------------------------
                                                        ----------------------------------------------------------

Revenue                                                   $              -  $                 - $                -
                                                        ----------------------------------------------------------
                                                                          ----------------------------------------

Expenses
    Accounting and legal                                           235,239               10,048            (7,247)
    Consulting services (Note 6)                                 1,033,487               27,400             23,040
    Interest                                                        47,744                  133              5,218
    Management services                                             87,097                    -                  -
    Occupancy                                                       85,600                6,420              6,420
    Office                                                          27,314                  657                251
    Transfer agent and filing fees                                  49,086                6,480              2,038
    Travel and accommodation                                        93,408                    -
                                                        ----------------------------------------------------------
                                                        ----------------------------------------------------------

                                                                 1,658,975               51,138             29,720
                                                        ----------------------------------------------------------
                                                        ----------------------------------------------------------

Net loss for the period                                   $    (1,658,975)  $          (51,138) $         (29,720)
                                                        ----------------------------------------------------------
                                                                          ----------------------------------------



Weighted average shares outstanding                                                     837,746            791,079
                                                                            $                   $

Net loss per share (basic and diluted)                                      $            (0.06) $           (0.01)

                               The accompanying notes are an integral part of these financial statements





                             SONA DEVELOPMENT CORP.
                     (Formerly Net Master Consultants, Inc.)
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                                  Common Stock
                                                                                 Additional
                                                                                   Paid-in      Stock         Deficit
                                                     Shares        Amount      Capital    Subscriptions                   Total

  Inception at December 28, 1988                             - $          -            - $         - $             - $          -
  Shares issued for organization cost                   33,000       33,000     (32,967)           -               -             33
  Net loss                                                   -            -            -           -            (33)           (33)
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------
  Balances, December 31, 1988 to December 31, 1996      33,000       33,000     (32,967)           -            (33)              0
  1,000 for 1 stock split                           32,967,000            -            -           -               -              -
  Cancelled 30,000,000 shares                     (30,000,000)     (32,700)       32,700           -               -              -
  Issuance of stock at $5.00 on June 17, 1997           20,000            2       99,998           -               -        100,000
  Net loss                                                   -            -            -           -        (80,025)       (80,025)
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------
  Balances, December 31, 1997                        3,020,000          302       99,731           -        (80,058)         19,975
  Stock issued at $0.10 per share for services          95,000           10        9,490           -               -          9,500
  Stock issued for cash and subscription                52,800            5        7,795     (2,722)               -          5,028
  receivable at $0.14 per share
  Net Loss                                                   -            -            -           -        (33,798)       (33,798)
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------
  Balances, December 31, 1998                        3,167,800          317      117,016     (2,722)       (113,856)            705
  Net loss                                                   -            -            -           -        (66,662)       (66,662)
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------
  Balances, December 31, 1999                        3,167,800          317      117,016     (2,722)       (180,518)       (65,957)
  2 for 1 stock split                                3,167,800          317        (317)           -               -              -
  Stock issued at $2.00 per share for consulting       320,000           32      639,968           -               -        640,000
  fees
  Stock issued at $2.00 per share to settle trade       20,540            2       41,078           -               -         41,080
  payables
  Stock issued at $2.00 per share for services          11,960            2       23,918           -               -         23,920
  Stock issued per preemptive rights                       192            -           17           -               -             17
  Stock subscriptions received                               -            -            -       2,772               -          2,772
  Net loss                                                   -            -            -           -     (1,018,914)    (1,018,914)
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------
  Balances, December 31, 2000                        6,688,292          670      821,680           -     (1,199,432)      (377,082)
  Stock issued at $0.08 per share for consulting       687,500           68       54,932           -               -         55,000
  fees and payables
  Stock issued at $0.08 per share for rent payable     535,000           54       42,746           -               -         42,800
  Net loss                                                   -            -            -           -       (227,672)      (227,672)
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------
  Balance, December 31, 2001                         7,910,792          792      919,358           -     (1,427,104)      (506,954)
  1 for 10 reverse stock split                     (7,119,713)        (713)          713           -               -              -
  Stock subscribed for converted debts (Note 6)              -            -            -     641,953               -        641,953
  Net loss                                                   -            -            -           -       (180,733)      (180,733)
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------
  Balances, December 31, 2002                          791,079           79      920,071     641,953     (1,607,837)       (45,734)
  Stock issued for cash at $0.10 per share             280,000           28       27,972           -               -         28,000
  Net loss                                                   -            -            -           -        (51,138)       (51,138)
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------
  Balance, March 31, 2003                            1,071,079 $        107      948,043 $   641,953 $   (1,658,975)      (68,872)
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------


                               The accompanying notes are an integral part of these financial statements





                             SONA DEVELOPMENT CORP.
                     (Formerly Net Master Consultants, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                 For The Quarter Ended March 31
                                                                              --------------------------------------
                                                                              --------------------------------------
                                                            Cumulative Since         2003               2002
                                                                Inception
                                                           ---------------------------------------------------------
                                                           ---------------------------------------------------------

Cash derived from (applied to)

Operating
    Net Loss                                                 $     (1,658,975) $         (51,138)  $       (29,720)
    Items not involving an outlay of cash:
        Common stock issued for consulting services                    675,000                  -                 -
        Common stock issued to settle trade payables                    61,080                  -                 -
        Common stock issued for organization costs                          33                  -                 -
        Common stock issued for other services                          76,220                  -                 -
    Changes in non-cash working capital items:
        Receivables                                                    (2,352)                  -                 -
        Prepaid expenses                                                     -                  -               463
        Accounts payable and accrued liabilities                       339,754             23,169             5,216
                                                           --------------------------------------------------------
                                                           --------------------------------------------------------

                                                                     (509,240)           (27,969)          (24,041)
                                                           --------------------------------------------------------
                                                           --------------------------------------------------------

Investing
    Loan to Smart Card Technologies Co.,Ltd.                         (600,000)                  -                 -
                                                              -----------------------------------------------------
                                                              -----------------------------------------------------

Financing
    Bank indebtedness                                                        -              (128)                 -
    Loans payable to shareholders                                      304,154             10,828            17,000
    Loan from Elysio Capital Corp.                                     680,000                  -                 -
    Common stock issued for cash                                       135,817             28,000                 -
                                                           --------------------------------------------------------
                                                           --------------------------------------------------------

                                                                     1,119,971             38,700            17,000
                                                           --------------------------------------------------------
                                                           --------------------------------------------------------

Net increase (decrease) in cash                                         10,731             10,731           (7,041)

Cash, beginning of period                                                    -                  -            10,768
                                                           --------------------------------------------------------
                                                                              -------------------------------------

Cash, end of period                                          $          10,731 $           10,731  $          3,727
                                                           --------------------------------------------------------
                                                                              -------------------------------------

Non-cash investing and financing activities:
    Stock subscriptions to settle debts                      $         641,953 $                -  $              -
    Payment of advances from Elysio through assignment of    $         600,000 $                -  $              -
    loan to SCT
    Common stock issued for consulting services              $         675,000 $                -  $              -
    Common stock issued to settle trade payables             $          61,080 $                -  $              -
    Common stock issued for organization costs               $              33 $                -  $              -
    Common stock issued for other services                   $          76,220 $                -  $              -

                               The accompanying notes are an integral part of these financial statements





                             SONA DEVELOPMENT CORP.
                     (Formerly Net Master Consultants, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

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

The Company has few tangible assets, has had recurring operating losses, and does not have an established source of revenue. This increases the risk the company will be able to operate as a going concern. These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the Company will continue to operate for the foreseeable future and will be able to realize it assets and discharge its liabilities in the normal course of operations. The Company's continued existence is dependent upon its ability to raise additional capital to achieve profitable operations and its ability to identify a product or service to generate positive cash flows. It is management's intentions to pursue various potential products and identify funding sources until such time as there is sufficient operating cash flow to fund operating requirement. As part of management's plan to mitigate the Company's working capital deficiency, the Company converted some of its debts to common stock in 2002.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

The condensed balance sheets as of March 31, 2003 and December 31, 2002, the condensed statements of operations for the three month periods ended March 31, 2003 and 2002 and the condensed statements of cash flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2003 and 2002 have been made.






Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles accepted in the United States of America have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Form
10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549.
The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Financial instruments

The Company has financial instruments that include cash, receivables, payables and accruals, and loans payable to shareholders. It was not practicable to determine the fair value of the loans payable to shareholders due to their uncertain repayment terms. The fair value of all other financial instruments approximates their recorded amounts.










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

The Company has issued shares for services provided to the Company. The shares are recorded at fair market value at the more easily determined value of the services provided or stock issued.

Loss per share

The Company follows Statement of Financial Standard No. 128 to calculate loss per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. The loss per share for the three months ended March 31, 2003 has been restated to give effect to the 1 for 10 reverse stock split completed in 2002.

3. Accounts payable and accrued liabilities
                                                                            As at             As at
                                                                          March 31,       December 31,
                                                                            2003
                                                                         (Unaudited)          2002

Accounts payable                                                    $           69,127 $         47,958
Accrued liabilities                                                              2,000                -
                                                                    ------------------------------------
                                                                    ------------------------------------
                                                                    $           71,127 $         47,958
                                                                    ------------------------------------

4. Loans payable to shareholders

Loans are payable on demand, are unsecured, and bear interest at 8% per annum.






5. Capital stock

Stock split, cancellation and consolidation

In 1997, the Company's Board of Directors authorized a 1,000 for one stock split and the cancellation of 30,000,000 shares as part of the reorganization and reincorporation. In January, 2000, it authorized a two for one stock split. In
October, 2002, it authorized a one for ten reverse stock split that was effected on December 28, 2002.

Stock options

The Company has not yet issued any options on its common stock.

6. Related party transactions and balances

Included in consulting services expense for the three months ended March 31, 2003 is $12,400 (2002: $8,025) paid by the Company to its sole director and $15,000 paid to a shareholder. All occupancy costs during the three months ended
March 31, 2003 were paid to a shareholder.

Included in accounts payable and accrued liabilities is $15,000 (2002: $40,000)
due to a shareholder for consulting services provided to the Company and $6,400
(2002: $17,120) due to a shareholder for rent.

Included in receivables is $519 (2002: $519) owed by the company's president and $1,833 (2002: $1,833) owed by Healthbridge Inc., a company with directors in common.

7. Income taxes

At March 31, 2003, the Company has net operating losses carried forward of approximately $1,500,000 that may be offset against future taxable income to 2022. No future tax benefit has been recorded in the financial statements, as the Company believes it is more likely than not the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. Utilization of the carryforwards are dependent on future taxable income and could further be limited due to a change in control of the Company's ownership as defined by Internal Revenue Section 382.

8. Commitments

The Company has an agreement to pay consulting fees to a shareholder of $5,000 per month. The agreement continues indefinitely unless cancelled by either the Company or the consultant.













ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

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

Plan of Operation

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.
The Company recently completed the placement of 280,000 of its common shares raising a gross amount of $28,000 to be used for the purpose of satisfying operational expenses until such time as a business opportunity can be identified and concluded. The Company is in the process of investigating certain potential business opportunities and believes that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations for at least the next twelve months, but there can be no assurance that this expectation will be fully realized. The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until it acquires an interest in an operating company.

ITEM 3.  CONTROLS AND PROCEDURES

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












PART II

ITEM 2.  CHANGES IN SECURITIES

On May 7, 2003 the Company sold 30,000 shares of common stock to Pareesa Anetka
Versi, at $0.10 a share for a total of $3,000 pursuant to the terms of a subscription agreement, relying on exemptions provided by Regulation S and
Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The
Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities
Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the
"issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United
States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

On May 7, 2003 the Company sold 150,000 shares of common stock to William Meyer, at $0.10 a share for a total of $15,000 pursuant to the terms of a subscription agreement, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company. The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United
States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.









On May 7, 2003 the Company sold 50,000 shares of common stock to Carlo Rajal, at $0.10 a share for a total of $5,000 pursuant to the terms of a subscription agreement, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company. The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United
States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

On May 7, 2003 the Company sold 50,000 shares of common stock to John Thompson, at $0.10 a share for a total of $5,000 pursuant to the terms of a subscription agreement, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company. The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United
States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.


















                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2003.




SONA DEVELOPMENT CORP.


/s/ Nora Coccaro
Nora Coccaro
President, Chief Financial Officer, and Director





                                INDEX TO EXHIBITS

EXHIBIT  PAGE
NO. NO. DESCRIPTION

3(i) * Articles of Incorporation of the Company 3(i)(b) * Amended Articles of
Incorporation of the Company
3(i)(c)           **         Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.
3(iii)            *          Bylaws of the Company
10(i)             **         Debt Settlement Agreement with Pensbreigh Holdings, Ltd. dated December 19, 2002.
10(ii)            **         Debt Settlement Agreement with Value Invest, Ltd. dated December 19, 2002.
10(iii)           **         Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(iv)            **         Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(v)             **         Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(vi)            **         Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(vii)           **         Debt Settlement Agreement with Valor Invest Ltd. dated December 19, 2002.
10(viii)          **         Debt Settlement Agreement with Carmin Bua, dated December 19, 2002.
10(ix)            **         Debt Settlement Agreement with Portfolio Management Ltd. dated December 19, 2002.
10(x)             **         Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(xi)            **         Debt Settlement Agreement with Elysio Capital Corp. dated December 19, 2002.
99.1              17         Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Form 10-SB/A filed with the Commission on April 18, 2000 ** Incorporated by reference to the Form 10-KSB filed with the Commission on April 3, 2003.





















EXHIBIT 99.1

                    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Nora Coccaro, sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, section 906 of the Sarbanes-Oxley
Act of 2002, that:

(1) This Form 10-QSB complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act; and (2) The financial information contained in this Form 10-QSB fairly present, in all material respects, the financial condition and results of operations of the Company.



/s/ Nora Coccaro
Nora Coccaro
Sole Executive Officer
May 14, 2003
