Form 10QSB
period 2003-06-30
SONA DEVELOPMENT CORP
filed 2003-08-12
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

   [  ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act of 1934  for the  transition  period  from
                      to               .
         ------------    --------------


                         Commission file number: 0-28311


                             SONA DEVELOPMENT CORP.
               (Formerly known as "Net Master Consultants, Inc.")
               --------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Texas                            76-027334
                -----                            ---------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)



   1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3
   ---------------------------------------------------------------------------
              (Address of principal executive office) (Postal Code)


                                 (604) 602-1717
                                 --------------
                           (Issuer's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes X No


The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of August 11, 2003 was 6,670,031

                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

Unaudited Balance Sheet as of June 30, 2003.................................. 4

Unaudited Statement of Changes in Stockholders' Deficiency....................5

Unaudited Statement of Operations for the three and six months periods ending June 30, 2003 and 2002
.........................................................................      6

Unaudited Statement of Operations for the period from inception to 30 June 2003 For the six months ended 30 June 2003 and
2002..........................................                                7

Unaudited Statement of Cash Flows for the six months ended June 30, 2003 and 2002 and the period from inception to June 30, 2003.......................8

Notes to Unaudited Financial Statements.....................................  9

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...................................   12

ITEM 3.  CONTROLS AND PROCEDURES............................................ 12


PART II

ITEM 3.  CHANGES IN SECURITIES...............................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................14

SIGNATURES...................................................................15

INDEX TO EXHIBITS........................................................... 17

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Sona Development Corp. (formerly known as "Net Master Consultants, Inc.", a Texas corporation its subsidiaries and predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended 30 June 2003, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as pages 4 through 11 and are incorporated herein by this reference.



                                                        SONA DEVELOPMENT CORP.
                                                (Formerly Net Master Consultants, Inc.)
                                                     (A Development Stage Company)
                                                         INTERIM BALANCE SHEET
                                                              (Unaudited)
                                                                                          As at               As at
                                                                                        30 June         31 December
ASSETS                                                                                     2003                2002
-------------------------------------------------------------------------- --------------------- --- -----------------
Current                                                                    $                      $
    Receivable                                                                              218               2,352
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                           $                218   $           2,352
-------------------------------------------------------------------------- ---- ---------------- --- -----------------
-------------------------------------------------------------------------- ---- ---------------- --- -----------------


LIABILITIES
-------------------------------------------------------------------------- ---- ---------------- --- -----------------
Current
    Bank indebtedness                                                      $                107   $             128
    Accounts payable and accrued liabilities                                             46,418              47,958
    Due to related parties (Note 5)                                                      61,717                   -
                                                                           ---- ---------------- --- -----------------
                                                                           $            108,242   $          48,086
                                                                           ---- ---------------- --- -----------------

Continued Operations (Note 1)

Commitments (Note10)

SHAREHOLDERS' DEFICIENCY
-------------------------------------------------------------------------- ---- ---------------- --- -----------------
Capital Stock
  Authorized: 100,000,000 common shares with a par value of
     $ 0.0001
  Issued and outstanding: 6,670,031 (December 31, 2002: 791,079) common
     shares.                                                               $                667   $              79
  Additional paid-in capital                                                          1,589,436             920,071
  Stock subscriptions (Note 7)                                                                -             641,953
Deficit accumulated during the development stage                                     (1,698,127)         (1,607,837)
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                                       (108,024)            (45,734)
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                           $                218   $           2,352
-------------------------------------------------------------------------- ---- ---------------- --- -----------------












  - The accompanying notes are an integral part of these financial statements -

                             SONA DEVELOPMENT CORP.
                     (Formerly Net Master Consultants, Inc.)
                          (A Development Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)

                                                     Common Stock
                                                                           Additional
                                                                            Paid-in        Stock
                                                 Shares         Amount      Capital    Subscriptions    Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2000                        6,688,292 $        670 $    821,680 $           - $  (1,199,432) $     (377,082)
Stock issued at $0.08 per share for consulting       687,500           68       54,932             -              -          55,000
fees and payables
Stock issued at $0.08 per share for rent payable     535,000           54       42,746             -              -          42,800
Net loss                                                   -            -            -             -      (227,672)       (227,672)
                                                 -----------------------------------------------------------------------------------
                                                 -----------------------------------------------------------------------------------
Balance, December 31, 2001                         7,910,792          792      919,358             -    (1,427,104)       (506,954)
1 for 10 reverse stock split                     (7,119,713)        (713)          713             -              -               -
Stock subscribed for converted debts (Note 7)              -            -            -       641,953              -         641,953
Net loss                                                   -            -            -             -      (180,733)       (180,733)
                                                 -----------------------------------------------------------------------------------
                                                 -----------------------------------------------------------------------------------
Balances, December 31, 2002                          791,079           79      920,071       641,953    (1,607,837)        (45,734)
Stock issued for cash at $ 0.10 per share            280,000           28       27,972             -              -          28,000
Shares issued for converted debts (Note 7)         5,598,952          560      641,393     (641,953)              -               -
Net loss                                                   -            -            -             -       (90,290)        (90,290)
                                                 -----------------------------------------------------------------------------------
                                                 -----------------------------------------------------------------------------------
Balances, June 30, 2003                            6,670,031 $        667 $  1,589,436 $           - $  (1,698,127) $     (108,024)
------------------------------------------------------------------------------------------------------------------------------------






















  - The accompanying notes are an integral part of these financial statements -

                             SONA DEVELOPMENT CORP.
                     (Formerly Net Master Consultants, Inc.)
                          (A Development Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
               FOR THE THREE AND SIX MONTH PERIODS ENDING 30 JUNE
                                   (Unaudited)

                                                               2003                                 2002
                                                -----------------------------------    -------------------------------
                                                          Three              Six              Three               Six
                                                         Months           Months             Months            Months
                                                          Ended            Ended              Ended             Ended
                                                        30 June           30 June           30 June           30 June
----------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
Revenue
    Income                                      $             -   $             -   $            -    $             -
                                                --- ------------- -- -------------- -- ------------- --- -------------

Expenses
    Accounting and legal                                  2,166            12,214            3,584             (3,663)
    Consulting services                                  23,025            50,425           23,060             46,100
    Interest                                              2,222             2,355            5,632             10,850
    Occupancy                                             6,420            12,840            6,420             12,840
    Office                                                   98               755            1,061              1,312
    Transfer agent fees                                     289             6,769            3,047              5,085
    Travel and accommodation                              4,932             4,932                -                  -
                                                --- ------------- -- -------------- -- ------------- --- -------------
                                                         39,152            90,290           42,804             72,524
                                                --- ------------- -- -------------- -- ------------- --- -------------

Net Loss For The Period                                 (39,152)          (90,290)         (42,804)           (72,524)
----------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
----------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------

Loss per Share
    Weighted average shares outstanding                4,523,766        2,680,412           791,079           791,079
----------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
----------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------
    Basic and diluted                           $           0.01  $          0.03   $          0.05   $          0.09
----------------------------------------------- --- ------------- -- -------------- -- ------------- --- -------------


















  - The accompanying notes are an integral part of these financial statements -



                             SONA DEVELOPMENT CORP.
                     (Formerly Net Master Consultants, Inc.)
                          (A Development Stage Company)
                         INTERIM STATEMENT OF OPERATIONS

               FOR THE PERIOD FROM INCEPTION TO 30 JUNE 2003 AND FOR THE SIX MONTHS ENDED 30 JUNE 2003 AND 30 JUNE 2002
                                                              (Unaudited)
                                                                     Inception to 30  Six Months Ended  Six Months Ended

                                                                                June           June 30
                                                                                2003              2003      June 30 2002
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Revenues                                                                    $      -          $      -         $       -
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

Expenses
   Accounting and legal                                                      237,405            12,214           (3,663)
   Consulting services                                                     1,056,512            50,425            46,100
   Interest                                                                   49,966             2,355            10,850
   Management services                                                        87,097                 -                 -
   Occupancy                                                                  92,020            12,840            12,840
   Office                                                                     27,412               755             1,312
   Transfer agent fees                                                        49,375             6,769             5,085
   Travel and accomodation                                                    98,340             4,932                 -
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------
                                                                           1,698,127            90,290            72,524
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

Net Loss For The Period                                                  (1,698,127)          (90,290)          (72,524)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

























  - The accompanying notes are an integral part of these financial statements -



                             SONA DEVELOPMENT CORP.
                     (Formerly Net Master Consultants, Inc.)
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                For The Six Months Ended June 30
                                                                                --------------------------------
                                                            Cumulative Since         2003               2002
                                                                Inception
--------------------------------------------------------------------------------------------------------------------
Operating
    Net Loss                                                 $     (1,682,127) $         (90,290)  $       (72,524)
    Items not involving an outlay of cash:
        Common stock issued for consulting services                    675,000                  -                 -
        Common stock issued to settle trade payables                    61,080                  -                 -
        Common stock issued for organization costs                          33                  -                 -
        Common stock issued for other services                          76,220                  -                 -
    Changes in non-cash working capital items:
        Receivables                                                      (218)              2,134           (1,661)
        Prepaid expenses                                                     -                  -           (1,553)
        Accounts payable and accrued liabilities                       336,434            (1,540)            43,632
                                                              ------------------------------------------------------
                                                              ------------------------------------------------------

                                                                     (533,578)           (89,696)          (32,106)
                                                              ------------------------------------------------------
                                                              ------------------------------------------------------

Investing
    Loan to Smart Card Technologies Co. Ltd.                         (600,000)                  -                 -
                                                              ------------------------------------------------------
                                                           ---------------------------------------------------------

Financing
    Due to related parties                                             317,654             61,717            22,000
    Loan from Elysio Capital Corp.                                     680,000                  -                 -
    Common stock issued for cash                                       135,817             28,000                 -
                                                              ------------------------------------------------------
                                                              ------------------------------------------------------

                                                                     1,133,471             89,717            22,000
                                                              ------------------------------------------------------
                                                              ------------------------------------------------------

Net (decrease) increase in cash                                              -                 21          (10,106)

Cash, beginning of period                                                    -              (128)            10,768
                                                              ------------------------------------------------------
                                                                                ------------------------------------

Cash, end of period                                          $           (107) $            (107)  $            662
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Non-cash investing and financing activities:
    Common stock issued to settle debts                      $         641,953 $          641,953  $              -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Payment of advances from Elysio through assignment of
    loan to SCT                                              $         600,000 $                -  $        600,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Common stock issued for consulting services              $         675,000 $                -  $         35,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Common stock issued to settle trade payables             $          61,080 $                -  $         20,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Common stock issued for organization costs               $              33 $                -  $              -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Common stock issued for other services                   $          76,220 $                -  $         42,800
--------------------------------------------------------------------------------------------------------------------


 - The accompanying  notes are an integral part of these financial  statements -

SONA DEVELOPMENT CORP.  (Formerly Net Master  Consultants,  Inc.) (A Development
Stage Company) NOTES TO THE FINANCIAL  STATEMENTS  JUNE 30, 2003  (Unaudited) 1.

rganization and description of business

Sona Development Corp., formerly known as Net Master Consultants, Inc. (the
"Company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In
June 1997, the Company changed its name to Net Master Consultants, Inc. On
December 28, 2002, the Company changed its name to Sona Development Corp.

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

The Company has few tangible assets, has had recurring operating losses, and does not have an established source of revenue to allow it to continue as a going concern. These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue to operate for the foreseeable future and will be able to realize it assets and discharge its liabilities in the normal course of operations. The Company's continued existence is dependent upon its ability to raise additional capital to achieve profitable operations and its ability to identify a product or service to generate positive cash flows. It is management's intentions to pursue various potential products and identify funding sources until such time as there is sufficient operating cash flow to fund operating requirement. As part of management's plan to mitigate the Company's working capital deficiency, the Company converted some of its debts to common stock (Note 7).

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.
-------------------------------------------------------------------------------

Summary of significant accounting policies

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in From 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the
Company's Form 10-KSB for the year ended December 31, 2002, file with the
Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31,
2003. Cumulative amounts include amounts since inception of development stage.
-------------------------------------------------------------------------------




3. Additional Footnotes Included By Reference

Except as indicated in the Note above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's For 10-KSB for the year ended December 31, 2002, filed with the
Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.
-------------------------------------------------------------------------------------------


4. Accounts payable and accrued liabilities

Accounts payable                                                    $         46,418
Accrued liabilities                                                                -
                                                                    -----------------
                                                                    -----------------
                                                                    $         46,418
                                                                    -----------------

-------------------------------------------------------------------------------------------

5. Due to Related Parties

Amounts due to related parties are payable on demand, are unsecured. Included in due to related parties is $ 45,287 due to a shareholder of the company which bears interest at 8% per annum.
-------------------------------------------------------------------------------------------


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


The debts converted, and the shares issued due to their conversion are as follows:

                                                                          Debts            Shares issued
                                                                        converted
                                                                   ------------------------------------------
                                                                   ------------------------------------------
Loans payable and interest accrued owed to shareholders            $           293,326             2,933,260
Accounts payable and accrued liabilities                                       268,627             1,865,692
Advances from Elysio Capital Corp.                                              80,000               800,000
                                                                   ------------------------------------------
                                                                   ------------------------------------------
                                                                   $           641,953             5,598,952
                                                                   ------------------------------------------

---------------------------------------------------------------------------------
These shares were issued on 5 May 2003.





7. Related party transactions and balances

The following represents related party transactions paid or accrued during the six months ended 30 June:

                                                                        Six Months Ended         Six Months
                                                                                              Ended 30 June
                                                                            30 June 2003               2002
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Consulting fees to a director of the company                           $          20,425 $           16,100
Consulting fees to a shareholder of the company                                   30,000             30,000
Rent paid or accrued to a shareholder of the company.                             12,840             12,840
                                                                      --------------------------------------
                                                                      --------------------------------------
                                                                       $          63,265 $           58,940
                                                                      --------------------------------------

Included in accounts payable and accrued liabilities is $ 675 due to a shareholder for consulting services provided to the Company, $ 12,840 due to a shareholder for rent.

Included in receivable is $ 218 owed by Healthbridge Inc., a company with directors in common.
------------------------------------------------------------------------------------------------


8. Income taxes

As at June 30, 2002, the Company has net operating losses carried forward of approximately $1,550,000 that may be offset against future taxable income to
2022. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.
Utilization of the carry-forwards is dependent on future taxable income and could further be limited due to a change in control of the Company's ownership as defined by Internal Revenue Section 382.
------------------------------------------------------------------------------------------------


9. Commitments

The Company has an agreement to pay consulting fees to a shareholder of $5,000 per month. The agreement continues indefinitely unless cancelled by either the
Company or the consultant.
-------------------------------------------------------------------------------------------------














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

Plan of Operation

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.
The Company has completed a private placement of 280,000 of its common shares raising a gross amount of $28,000 to be used for the purpose of satisfying operational expenses until such time as a business opportunity can be identified and concluded. The Company is in the process of investigating certain potential business opportunities and believes that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations for at least the next twelve months, but there can be no assurance that this expectation will be fully realized. The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until it acquires an interest in an operating company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 17 this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.
















                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of August, 2003.




SONA DEVELOPMENT CORP.


/s/ Nora Coccaro
------------------------------------------------------------
Nora Coccaro
President, Chief Financial Officer, and Director




  CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
              S AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

 I, Nora Coccaro,  chief executive  officer and chief financial  officer of Sona
Development Corp., certify that:

1.       I have reviewed this quarterly report on Form 10QSB of Sona Development Corp.;

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

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                      b) any fraud, whether or not material, that involves
                    management or other employees who have a significant role in the registrant's internal controls; and
         6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003
/s/ Nora Coccaro
Nora Coccaro
Chief Executive Officer and Chief Financial Officer





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
10(ix)            **         Debt Settlement Agreement with Portfolio Management Ltd. dated December 19, 2002.
10(x)             **         Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(xi)            **         Debt Settlement Agreement with Elysio Capital Corp. dated December 19, 2002.
99.1              18         Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Form 10-SB/A filed with the Commission on April 18, 2000 ** Incorporated by reference to the Form 10-KSB filed with the Commission on April 3, 2003.



















EXHIBIT 99.1

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Nora Coccaro, Chief Executive Officer and Chief Financial
Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Form 10-QSB complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act; and (2) The financial information contained in this Form 10-QSB fairly present, in all material respects, the financial condition and results of operations of the Company.



/s/ Nora Coccaro
Nora Coccaro
Chief Executive Officer and Chief Financial Officer
August 11, 2003



                                       18
