Form 10QSB
period 2003-09-30
SONA DEVELOPMENT CORP
filed 2003-11-06
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 0-28311
SONA DEVELOPMENT CORP.
(Formerly known as "Net Master Consultants, Inc.)
(Exact name of small business issuer as specified in its charter)

TEXAS	76-027334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3
(Address of principal executive office) (Zip Code)
(604) 602-1717
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 3, 2003 was 6,950,569

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September 30, 2003	4
Unaudited Statement of Stockholders' Deficiency	5
Unaudited Statement of Operations for the period from inception to 30 September 2003 and for the three and nine months periods ending September 30, 2003 and 2002	6
Unaudited Statement of Cash Flows for the nine months ended September 30, 2003 and 2002 and the period from inception to September 30, 2003	7
Notes to Unaudited Financial Statements	8

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	12
ITEM 3. CONTROLS AND PROCEDURES	12
PART II.
ITEM 2. CHANGES IN SECURITIES	13
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	13
SIGNATURES	14
INDEX TO EXHIBITS	15

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Sona Development Corp. (formerly known as “Net Master Consultants, Inc.”), a Texas corporation, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended 30 September 2003, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as pages 4 through 11 and are incorporated herein by this reference.

SONA DEVELOPMENT CORP.

(Formerly Net Master Consultants, Inc.)

(A Development Stage Company)

BALANCE SHEET

                                                                                          As at               As at
                                                                                   30 September         31 December
ASSETS                                                                                     2003                2002
-------------------------------------------------------------------------- --------------------- --- -----------------
-------------------------------------------------------------------------- --------------------- --- -----------------
                                                                                    (Unaudited)
Current
    Cash                                                                   $              1,128   $               -
    Receivable                                                                              218               2,352
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                           $              1,346   $           2,352
-------------------------------------------------------------------------- ---- ---------------- --- -----------------
-------------------------------------------------------------------------- ---- ---------------- --- -----------------

LIABILITIES
-------------------------------------------------------------------------- ---- ---------------- --- -----------------
Current
    Bank indebtedness                                                      $                  -   $             128
    Accounts payable and accrued liabilities                                             30,237              47,958
    Due to related parties (Note 5)                                                      13,448                   -
                                                                           ---- ---------------- --- -----------------
                                                                                         43,685              48,086
                                                                           ---- ---------------- --- -----------------

Continued Operations (Note 1)

Commitments (Note10)

STOCKHOLDERS' DEFICIENCY
-------------------------------------------------------------------------- ---- ---------------- --- -----------------
Capital Stock
  Authorized: 100,000,000 common shares with a par value of
     $ 0.0001
  Issued and outstanding: 6,670,031 (December 31, 2002: 791,079) common
     shares.                                                                                667                  79
  Additional paid-in capital                                                          1,589,436             920,071
  Stock subscriptions (Note 7)                                                           56,108             641,953
Deficit accumulated during the development stage                                     (1,688,550)         (1,607,837)
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                                        (42,339)            (45,734)
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                           $              1,346   $           2,352
-------------------------------------------------------------------------- ---- ---------------- --- -----------------

-                                 The accompanying notes are an integral part of these financial statements -

SONA DEVELOPMENT CORP.

(Formerly Net Master Consultants, Inc.)

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

                                                            Common Stock
                                                                                                                  Deficit
                                                                                  Additional                   Accumulated in
                                                                                   Paid-In         Stock      the Development
                                                        Shares         Amount      Capital     Subscriptions       Stage           Total
----------------------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                6,688,292 $        670 $    821,680 $             - $    (1,199,432)      (377,082)                                                                                                                        $
Stock issued at $0.08 per share for consulting              687,500           68       54,932               -                -         55,000
fees and payables
Stock issued at $0.08 per share for rent payable            535,000           54       42,746               -                -         42,800
Net loss                                                          -            -            -               -        (227,672)      (227,672)
                                                    ------------------------------------------------------------------------------------------
                                                    ------------------------------------------------------------------------------------------
Balance, December 31, 2001                                7,910,792          792      919,358               -      (1,427,104)      (506,954)
1 for 10 reverse stock split                            (7,119,713)        (713)          713               -                -              -
Stock subscribed for debt settlements                             -            -            -         641,953                -        641,953
(Note 7)
Net loss                                                          -            -            -               -        (180,733)      (180,733)
                                                    ------------------------------------------------------------------------------------------
                                                    ------------------------------------------------------------------------------------------
Balance, December 31, 2002                                  791,079           79      920,071         641,953      (1,607,837)       (45,734)
Stock issued for cash at $ 0.10 per share                   280,000           28       27,972               -                -         28,000
Shares issued for converted debts (Note 7)                5,598,952          560      641,393       (641,953)                -              -
Stock subscribed for debt settlement and
consulting services at $0.20 per share                            -            -            -          56,108                -         56,108
Net loss                                                          -            -            -               -         (80,713)       (80,713)
                                                    ------------------------------------------------------------------------------------------
                                                    ------------------------------------------------------------------------------------------
Balance, September 30, 2003                               6,670,031 $        667 $  1,589,436 $        56,108 $    (1,688,550)       (42,339)                                                                                                                        $
----------------------------------------------------------------------------------------------------------------------------------------------

                              -The accompanying notes are an integral part of these financial statements-

SONA DEVELOPMENT CORP.

(Formerly Net Master Consultants, Inc.)

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

FOR THE PERIOD FROM 28 DECEMBER 1988 (INCEPTION) TO 30 SEPTEMBER 2003 AND FOR THE THREE AND NINE MONTHS ENDED 30 SEPTEMBER 2003 AND2002

(Unaudited)

                                                              2003                2002

                                                 --------------------------------- -----------------------------
                                                                     Nine Months    Three Months    Nine Months       28 December
                                                     Three Months                                                            1988
                                                         Ended 30                                                  (inception) to
                                                        September       Ended 30        Ended 30       Ended 30      30 September
                                                                       September       September      September              2003
  --------------------------------------------- ------------------ -------------- --------------- -------------- -----------------
                                               ------------------
Revenue                                                                $    -         $    -          $    -          $     -
                                                        $    -
                                               ------------------ -------------- -------------- --------------- ----------------
                                                ------------------

  Expenses (Recovery)
      Accounting and legal                                 10,509         22,723           8,437          4,774           247,914
      Consulting services                                  34,350         84,775          23,055         69,155         1,090,862
      Interest                                            (1,839)            516           6,014         16,864            48,127
      Management services                                       -              -               -              -            87,097
      Occupancy                                          (12,840)              -           6,420         19,260            79,180
      Office                                                2,321          3,076             908          2,220            29,733
      Transfer agent fees                                     106          6,875           2,270          7,355            49,481
      Travel and accommodation                              2,816          7,748             247            247           101,156
      Gain on forgiveness of debt                                                                                        (45,000)
      (Note 10)                                          (45,000)       (45,000)               -              -
                                                ------------------ -------------- --------------- -------------- -----------------
                                                ------------------ -------------- --------------- -------------- -----------------
                                                          (9,577)         80,713          47,351        119,875         1,688,550
                                                ------------------ -------------- --------------- -------------- -----------------
                                                ------------------ -------------- --------------- -------------- -----------------

   Net Income (Loss) For The Period                        $  9,577      $(80,713)      $(47,351)     $ (119,875)     $ (1,688,550)
   ---------------------------------------------- ------------------ -------------- -------------- --------------- -----------------
  --------------------------------------------- ------------------ -------------- --------------- -------------- -----------------

  Income (Loss) per Share
     Weighted average shares outstanding                6,670,031      4,087,397       7,910,792      7,910,792
  --------------------------------------------- ------------------ -------------- --------------- -------------- -----------------
  --------------------------------------------- ------------------ -------------- --------------- -------------- -----------------
      Basic and diluted                                     $0.00        $(0.02)         $(0.01)        $(0.02)
  --------------------------------------------- ------------------ -------------- --------------- -------------- -----------------

                              -The accompanying notes are an integral part of these financial statements-

SONA DEVELOPMENT CORP.

(Formerly Net Master Consultants, Inc.)

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

                                                                28 December             For the Nine Months Ended
                                                             (inception) to 30            September 30
                                                                September 2003
                                                                                     2003               2002
--------------------------------------------------------------------------------------------------------------------
Operating
    Net Loss                                                 $   (1,672,550)   $       (80,713)    $    (119,875)
    Items not involving an outlay of cash:
        Stock subscribed for consulting services                      32,228             32,228                 -
        Common stock issued for consulting services                  675,000                  -                 -
        Common stock issued to settle trade payables                  61,080                  -                 -
        Common stock issued for organization costs                        33                  -                 -
        Common stock issued for other services                        76,220                  -                 -
    Changes in non-cash working capital items:
        Receivables                                                    (218)              2,134           (2,327)
        Prepaid expenses                                                   -                  -             1,122
        Accounts payable and accrued liabilities                     320,253           (17,721)            65,748
                                                              ------------------------------------------------------
                                                                   (484,074)           (40,192)          (55,332)
                                                              ------------------------------------------------------
                                                              ------------------------------------------------------

Investing
    Loan to Smart Card Technologies Co. Ltd.                       (600,000)                  -                 -
                                                              ------------------------------------------------------
                                                           ---------------------------------------------------------

Financing
    Advances from related parties                                    269,385             13,448            44,500
    Loan from Elysio Capital Corp.                                   680,000                  -                 -
    Other loans                                                       23,880             23,880                 -
    Common stock issued for cash                                     135,817             28,000                 -
                                                              ------------------------------------------------------
                                                                   1,085,202             41,448            44,500
                                                              ------------------------------------------------------
                                                              ------------------------------------------------------

Net increase (decrease) in cash                                        1,128              1,256          (10,832)

Cash, beginning of period                                                  -              (128)            10,768
                                                              ------------------------------------------------------
                                                                                ------------------------------------

Cash, end of period                                          $         1,128   $          1,128    $         (64)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Non-cash investing and financing activities:
    Stock subscribed for loans                               $        23,880   $         23,880    $            -
--------------------------------------------------------------------------------------------------------------------
    Stock subscribed for consulting services                 $        32,228   $         32,228    $            -
--------------------------------------------------------------------------------------------------------------------
    Common stock issued to settle debts                      $       641,953   $        641,953    $            -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Repayment of advances from Elysio through assignment
    of loan to SCT                                           $       600,000   $              -    $            -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Common stock issued for consulting services              $       675,000   $              -    $            -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Common stock issued to settle trade payables             $        61,080   $              -    $            -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Common stock issued for organization costs               $            33   $              -    $            -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Common stock issued for other services                   $        76,220   $              -    $            -
--------------------------------------------------------------------------------------------------------------------

                              -The accompanying notes are an integral part of these financial statements-

SONA DEVELOPMENT CORP.

(Formerly Net Master Consultants, Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

1.     Organization and description of business

Net Master Consultants, Inc. (the “Company”) was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp.

The Company has had limited activity since its inception. No significant revenues have been realized. On September 26, 2000 the Company entered into a letter of intent with Smart Card Technologies Co. Ltd. (“SCT”) and its shareholders to acquire 100% of SCT, a private Japanese company. SCT, headquartered in Tokyo, develops, designs and manufactures radio frequency identification products, components, and customized software solutions to meet the specialized needs of logistics applications. On June 28, 2001, the Company agreed to assign its right and interest under the September agreement to Elysio Capital Corp. (“Elysio”) as repayment of a $600,000 loan from Elysio.

The Company has no tangible assets, has had recurring operating losses, and does not have an established source of revenue raising substantial doubt as to its ability to continue as a going concern. These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue to operate for the foreseeable future and will be able to realize it assets and discharge its liabilities in the normal course of operations. The Company’s continued existence is dependent upon its ability to raise additional capital to fund ongoing losses and to pursue a new business venture. It is management’s intention to pursue various potential products and identify funding sources until such time as there is sufficient operating cash flow to fund operating requirements. As part of management’s plan to reduce the Company’s working capital deficiency, the Company recently converted the majority of its debts to common stock and share subscriptions (Note 7).

Summary of significant accounting policies

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in From 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003. Cumulative amounts include amounts since inception of development stage December 28, 1988.

SONA DEVELOPMENT CORP.

(Formerly Net Master Consultants, Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

3. Additional Footnotes Included By Reference

Except as indicated in the Note above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

4.     Accounts payable and accrued liabilities

Accounts payable	$ 30,237
Accrued liabilities	-
---------
$ 30,237
---------

5. Due to Related Parties

Amounts due to related parties are payable on demand and are unsecured. Included in due to related parties is $ 13,448 due to a shareholder of the company which bears interest at 8% per annum. As at 30 September 2003, accrued interest is $ 516.

6. Advance from Elysio Capital Corp.

An advance of $680,000 was received under this facility during 2001, of which $600,000 was then loaned to SCT. Effective June 28, 2001, the loan receivable from SCT was assigned to Elysio as payment of $600,000 of the loan from Elysio. As part of management’s plan to reduce the Company’s working capital deficiency, the Company converted the remaining $80,000 and accrued interest to common stock (Note 7).

7. Capital stock

Stock split, cancellation and consolidation

In 1997, the Company’s Board of Directors authorized a 1,000 for one stock split and the cancellation of 30,000,000 shares as part of a reorganization and reincorporation. In January, 2000, it authorized a two for one stock split. In October, 2002, it authorized a one for ten reverse stock split that was effected on December 28, 2002.

Stock options

The Company has not yet granted any options on its common stock.

SONA DEVELOPMENT CORP.

(Formerly Net Master Consultants, Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

7. Capital stock (continued)

Share issuances

In September 2003, the Company reached agreements to issue 280,538 shares of common stock at $0.20 per share in exchange for debt and consulting services valued at $56,108. The shares were issued in October 2003.

Settlement of debt

In December 2002, the Company reached agreements with a number of its creditors to convert their debts into the Company’s common stock. On May 5, 2003 the Company issued a total of 5,598,952 shares of common stock valued at $0.10 per share as follows:

	Debts converted	Shares Issued
Loans payable and interest accrued owed to certainshareholders	$ 293,326	2,933,260
Accounts payable and accrued liabilities	268,627	1,865,692
Advances from Elysio Capital Corp.	80,000	800,000
	__________	_________
	$ 641,953	5,598,952
	__________	_________

The 2003 Benefit Plan

On September 22, 2003, the Company adopted the 2003 Benefit Plan pursuant to which the Company may issue up to 1,000,000 shares of its common stock through stock issuances, or the grant of stock options to acquire the Company’s common stock, to employees, consultants or advisors, who contribute to the success of the Company provided that bona fide services are rendered to the Company and that such services are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the Company’s benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The 2003 Benefit Plan was registered under Form S-8 with the Securities and Exchange Commission on October 2, 2003.

SONA DEVELOPMENT CORP.

(Formerly Net Master Consultants, Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

8.     Related party transactions and balances

The following represents related party transactions paid or accrued during the nine months ended 30 September:

	Nine Months Ended 30 September 2003	Nine Months Ended 30 September 2002
	__________	__________
Consulting fees to a director of the company	$25,775	$24,155
Consulting fees to a shareholder of the company	--	45,000
Rent paid or accrued to a shareholder of the company	--	19,260
	__________	__________
	$25,775	$88,415
	__________	__________

Included in receivable is $ 218 owed by Healthbridge Inc., a company with a director in common.

9. Income taxes

As at September 30, 2003, the Company has net operating losses carried forward of approximately $1,550,000 that may be offset against future taxable income to 2022. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount. Utilization of the carry-forwards is dependent on future taxable income and could further be limited due to a change in control of the Company’s ownership as defined by Internal Revenue Section 382.

10. Commitments

The Company had an agreement to pay a shareholder consulting fees of $5,000 per month. The agreement was cancelled during the current period and all amounts accrued since January 1, 2003 were forgiven, resulting in the company realizing a gain of $45,000 in the current quarter.

The Company has an agreement to pay a shareholder consulting fees of $3,500 per month commencing July 1, 2003 for a term of one year.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

When used in this discussion, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, hat speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through at least the calendar year ending December 31, 2003 though there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified though it may rely on loans from shareholders for capital, as required, to maintain its continuous disclosure requirements. However, the Company expects that if no acquisition candidate is found within the next twelve months that its current minimal operating requirements will not be met.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2. CHANGES IN SECURITIES

On September 30, 2003 the Company authorized the issuance of 70,000 shares of common stock to Michael Baybak valued at $0.20 in settlement of an amount due of $14,000 pursuant to the terms of a consulting agreement, relying on exemptions provided by Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On September 30, 2003 the Company authorized the issuance of 119,400 shares of common stock to Michael Baybak valued at $0.20 in settlement of an amount due of $23,880 incurred pursuant to loans made to the Company, relying on exemptions provided by Section 4(2) of the Securities Act, as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for settlement of loans; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K. The Company filed the following report on Form 8-K during the period covered by this report.

(1)	On August 7, 2003, the Company reported the resignation of Grant Thornton LLP as the Company’s independent auditor and the appointment of LaBonte & Co. as the Company’s new independent auditor.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 3rd day of November, 2003.

SONA DEVELOPMENT CORP.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer, Chief Financial Officer, and Director

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company
3(i)(b)	*	Amended Articles of Incorporation of the Company
3(i)(c)	**	Amended Articles of Incorporation of the Company
3(iii)	*	Bylaws of the Company
10(i)	**	Debt Settlement Agreement with Pensbreigh Holdings, Ltd. dated December 19, 2002
10(ii)	**	Debt Settlement Agreement with Value Invest, Ltd. dated December 19, 2002
10(iii)	**	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002
10(iv)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(v)	**	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002
10(vi)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002
10(vii)	**	Debt Settlement Agreement with Valor Invest Ltd. dated December 19, 2002.
10(viii)	**	Debt Settlement Agreement with Carmin Bua, dated December 19, 2002
10(ix)	**	Debt Settlement Agreement with Portfolio Management ltd. dated December 19, 2002
10(x)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(xi)	**	Debt Settlement Agreement with Elysio Capital Corp. dated December 19, 2002
10(xii)	Attached	Consulting Agreement with Michael Baybak dated July 1, 2003
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Form 10-SB/A filed with the Commission on April 18, 2000.

** Incorporated by reference to the Form 10-KSB filed with the Commission on April 3, 2003.