Form 10KSB
period 2003-12-31
SONA DEVELOPMENT CORP
filed 2004-03-30
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _________

Commission file number: 0-28311
SONA DEVELOPMENT CORP.
(Exact name of small business issuer as specified in its charter)

Texas	76-027334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3
(Address of principal executive office) (Zip Code)
(604) 602-1717
(Issuer's telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock ($0.001 Par Value)	None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The registrant's total consolidated revenues for the year ended December 31, 2003 were $0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $352,591 based on the average closing bid and asked prices for the common stock on March 30, 2004.

On March 30, 2004, the number of shares outstanding of the registrant's common Stock, $0.001 par value (the only class of voting stock), was 7,053,069.

ITEM 1. DESCRIPTION OF BUSINESS

General.

As used herein the term “Company” refers to Sona Development Corporation, a Texas corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Texas on December 28, 1988 as “Houston Produce Corporation” for the purpose of importing fruit and vegetables from Latin America for sale in the United States. The Company’s plan to import fruit and vegetables was subsequently abandoned. On June 24, 1997, the Company changed its name to “Net Masters Consultants, Inc.”, as part of a plan to become a global Internet service provider. Plans to create an Internet business were discarded in October of 1999. On November 27, 2002, the Company changed its name to “Sona Development Corp.” as part of a corporate restructuring designed to make the Company more attractive to prospective business opportunities. Management has since been searching for a suitable business opportunity, to become part of the Company by acquisition or combination.

The Company has not yet entered into any agreement, nor does it have any commitment to enter into or become engaged in any transaction, as of the date of this filing except a non-binding letter of intent dated December 16, 2003 to reach an agreement with Idea One, Inc., a private company involved in the development of battery cell technology. The letter of intent anticipates the merger of the Company with Idea One whereby Idea One will control the combined entity through a reverse merger. The closing date of the transaction, as contemplated in the letter of intent was to be March 19, 2004. However, prior to closing the Company must satisfy certain conditions which remain unsatisfied including an obligation to loan Idea One $500,000 prior to finalizing an agreement, the mutual satisfaction of due diligence inquiries by both parties, the approval of the transaction by the board of directors and the shareholders of both companies and the Company’s successful completion of a private placement of the Company’s equity in an aggregate amount of $3,600,000. The Company remains in discussions with Idea One over the terms of the non-binding letter of intent and has not yet reached a formal commitment.

Selection of a Business.

Since the Company has no current business its plan of operation is to seek one or more suitable business combinations or acquisitions to create value for our shareholders. We have no day-to-day operations at the present time. Our officers and directors devote limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality, and to accept that the Company may have to wait longer, as a result of that policy, before consummating any transactions to create value for our shareholders. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantages with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. However, due to the Company’s limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur further risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company’s shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company’s participation.

Acquisition of Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company’s officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company’s then shareholders.

Operation of Business After Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various challenges that cannot be predicted at the present time.

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

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Securities and Exchange Commission (“Commission”).

The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains limited office space on a month-to-month basis at a cost of $1,000 per month. The address of our office is 1177 West Hastings Street Suite 1818, Vancouver, British Columbia, Canada V6E 2K3. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we have acquired a suitable business opportunity.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, “SDVC.OB”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

The high and low sales prices during the fourth quarter of 2002 have been adjusted to reflect a ten for one (10:1) reverse split that was implemented on December 17, 2002* as follows:

                      --------------- --------------------------- ----------------- ----------------
                      YEAR            QUARTER ENDING              HIGH              LOW
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                           2003                March 31                $0.55             $0.10
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               June 30                 $0.30             $0.20
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             September 30              $0.32             $0.20
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             December 31               $0.32             $0.20
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                           2002                March 31                $0.60             $0.26
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               June 30                 $0.90             $0.28
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             September 30              $0.28             $0.28
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             December 31*              $0.30             $0.10
                      --------------- --------------------------- ----------------- ----------------

Record Holders

As of March 30, 2004, there were approximately 54 shareholders of record holding a total of 7,053,069 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

RECENT SALES OF UNREGISTERED SECURITIES

On December 10, 2003 the Company authorized the issuance of 52,500 shares of common stock to Michael Baybak valued at $0.20 in settlement of an amount due of $10,500 pursuant to the terms of a consulting agreement, relying on exemptions provided by Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 2, 2003 the Company authorized the issuance of 50,000 shares of common stock to Windsor Capital Corp. valued at $0.10 in settlement of an amount due of $5,000 incurred pursuant to loans made to the Company, relying on exemptions provided by Section 4(2) of the Securities Act, as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for settlement of loans; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

The Company’s plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment to enter into or become engaged in any transaction, as of the date of this filing except a non-binding letter of intent dated December 16, 2003 to reach an agreement with Idea One, Inc., a private company involved in the development of battery cell technology. The letter of intent anticipates the merger of the Company with Idea One whereby Idea One will control the combined entity through a reverse merger. The closing date of the transaction was contemplated to be no later than March 19, 2004. However, prior to closing the Company must satisfy certain conditions which remain unsatisfied including an obligation to loan Idea One $500,000 prior to finalizing an agreement, the mutual satisfaction of due diligence inquiries by both parties, the approval of the transaction by the board of directors and the shareholders of both companies and the Company’s successful completion of a private placement of the Company’s equity in an aggregate amount of $3,600,000. The Company remains in discussions with Idea One over the detailed terms of the non-binding letter of intent and has not reached a formal commitment.

Liquidity and Capital Resources

As of December 31, 2003, the Company had no significant assets. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through at least the calendar year ending December 31, 2004. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2004. However, there can be no assurances to that effect, as the Company has no revenues and the Company’s need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified though it may continue to fund the rendition of services through the issuance of equity.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $1,707,952 as of December 31, 2003. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profitable business and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing net revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2003 are attached hereto as F-1 through F-15.

SONA DEVELOPMENT CORP

(A Development Stage Company)

Years Ended December 31, 2003 and 2002

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Sona Development Corp.

We have audited the balance sheet of Sona Development Corp. (a development stage company) as at December 31, 2003 and the statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Sona Development Corp. as of December 31, 2002 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from inception on December 28, 1988 to December 31, 2002 were audited by other auditors whose report dated March 22, 2003 included an explanatory paragraph describing the substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows and the changes in stockholders’ equity for the year then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no tangible assets, has had recurring operating losses, and does not have an established source of revenue, raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from this outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte” CHARTERED ACCOUNTANTS

Vancouver, B.C.January
31, 2004

Grant Thornton LLPChartered
AccountantsManagement
ConsultantsCanadian
Member of

Grant Thornton International

To the Shareholders of Sona Development Corp. (formerly Net Master Consultants, Inc.)(A
Development Stage Company)

         We have audited the balance sheets of Sona Development Corp. (formerly Net Master Consultants, Inc.) (A Development Stage Company) as at December 31, 2002 and the statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from December 28, 1988 (inception) to December 31, 2002. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and the results of its operations and cash flows for the year then ended and for the period from December 28, 1988 (inception) to December 31, 2002 in accordance with accounting principles generally accepted in the United States of America. These financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is a development stage company with no significant operating revenues to date and a working capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada /s/ Grant Thornton LLP March 22, 2003 Chartered Accountants P.O. Box 11177, Royal Centre Suite 2800 - 1055 West Georgia Street Vancouver, British Columbia

V6E 4N3

Tel: (604) 687-2711Fax:
(604) 685-6569

SONA DEVELOPMENT CORP

 (A Development Stage Company)

BALANCE SHEETS

ASSETS                                                                                 As
                                                                                       at
                                                                                    December           As at December
                                                                                    31, 2003              31, 2002
------------------------ ------------------------------------------------- --------------------------- ----------------
 Current
         Cash
                                                                              $             2,463   $                -
         Receivables
                                                                                                -                2,352
                                                                                  ---------------- --- ----------------
                                                                                  ---------------- --- ----------------

                                                                              $             2,463   $            2,352
------- ------- -------- ------------------------------------------------- -- --- ---------------- --- ----------------

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
-------------------------------------------------------------------------- -- --- ---------------- --- ----------------
--------------- -------- ------------------------------------------------- -- --- ---------------- --- ----------------
 Current
         Bank overdraft
                                                                              $                 -   $              128
         Accounts payable and accrued liabilities
                                                                                           38,530               47,958
         Loans payable (Note 3)
                                                                                           14,424                    -
                                                                                  ---------------- --- ----------------
                                                                                  ---------------- --- ----------------

                                                                                           52,954               48,086
                                                                                  ---------------- --- ----------------
 Continued Operations (Note 1)
 Commitments (Notes 9 and 10)
 STOCKHOLDERS' DEFICIENCY
-------------------------------------------------------------------------- -- --- ---------------- --- ----------------
-------------------------------------------------------------------------- -- --- ---------------- --- ----------------
 Capital Stock (Note 4)
         Authorized
                100,000,000 common shares with a par value of $0.0001
         Issued and outstanding: 7,053,069 (December 31, 2002:
                 791,079) common shares
                                                                                              705                   79
         Additional paid-in capital
                                                                                        1,655,756              920,071
         Obligation to issue shares
                                                                                                -              641,953
 Deficit accumulated during the development stage
                                                                                      (1,707,952)          (1,607,837)
                                                                                  ---------------- --- ----------------
                                                                                                   --- ----------------

                                                                                         (51,491)             (45,734)
                                                                                  ---------------- --- ----------------
                         ------------------------------------------------- -- --- ---------------- --- ----------------

                                                                              $             1,463   $            2,352
------- ------- -------- ------------------------------------------------- -- --- ---------------- --- ----------------
                      The accompanying notes are an integral part of these financial statements

SONA DEVELOPMENT CORP

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Cumulative From

Inception

                                                         (December 28, 1988)         For the Year Ended December 31
                                                         to December 31, 2003        2003                 2002

Revenue                                                  $
                                                                            -     $                -   $                -

Expenses
                 Accounting and legal
                                                                      254,484                 29,293               26,793
                 Consulting fees
                                                                    1,061,637                 55,550               92,180
                 Interest
                                                                       47,888                    277               23,186
                 Management fees
                                                                       87,097                      -                    -
                 Occupancy
                                                                       83,522                  4,342               25,680
                 Office
                                                                       30,481                  3,824                2,709
                 Transfer agent and filing fees
                                                                       48,969                  6,363                9,939
                 Travel and accommodation
                                                                      101,874                  8,466                  246
                 Gain on forgiveness of debt
                                                                      (8,000)                (8,000)                    -

                                                                    1,707,952                100,115              180,733

Net Income (Loss) For The Year                           $
                                                                  (1,707,952)     $        (100,115)   $        (180,733)

Net Loss Per Share
Weighted average shares outstanding
                                                                                           4,742,535              791,079

Basic loss per share                                                              $           (0.02)   $           (0.23)

                        The accompanying notes are an integral part of these financial statements

SONA DEVELOPMENT CORP

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                                         Common                                                        Stock
                                                                          Stock
                                                                                                           Additional Paid       Subscriptions/
                                                          Shares                    Amount                   in Capital              obligations        Deficit                 Total
--------------------------------------------------- -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
Inception at December 28,1988                                         -  $                      -  $                         -  $               -  $                    -  $             -
Share issued for organization costs                              33,000                    33,000                     (32,967)                  -                       -               33
Net Loss                                                              -                         -                            -                  -                    (33)              (33)
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
Balances, December 31, 1998 to December 31, 1996                 33,000                    33,000                     (32,967)                  -                       -                -
1,000 for 1 split                                            32,967,000                         -                            -                  -                       -                -
Cancelled  30,000,000 shares                               (30,000,000)                  (32,700)                       32,700                  -                       -                -
Stock issued at $5.00 on June 17,1997                            20,000                         2                       99,998                  -                       -             100,000
Net loss                                                              -                         -                            -                  -                (80,025)            (80,025)
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
Balance December 31, 1997                                     3,020,000                       302                       99,731                  -                (80,025)             19,975
Stock issued at $0.10 per share for services                     95,000                        10                        9,490                  -                       -              9,500
Stock issued for cash at $0.14 per share and
      subscription receivable at $0.14 per share                 52,800                         5                        7,795            (2,722)                       -              5,028
Net loss                                                              -                         -                            -                  -                (33,798)            (33,798)
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- -------------------
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- -------------------
Balance, December 31, 1998                                    3,167,800                       317                      117,016            (2,722)               (113,856)               705
Net Loss                                                              -                         -                            -                  -                (66,662)            (66,662)
 Balance, December 31, 1999                                                                   317                                                                                    (65,957)
                                                              3,167,800                                                117,016            (2,722)               (180,518)
 2 for 1 stock split                                                                          317
                                                              3,167,800                                                  (317)                  -                       -      -
 Stock issued at $2.00 per share for consult fees                                              32                                                                                     640,000
                                                                320,000                                                639,968                  -                       -
 Stock issued at $2.00 per share to settle                                                      2                                                                                     41,080
                                                                 20,540                                                 41,078                  -                       -
 trade payables
 Stock issued at $2.00 per share for services                                                   2                                                                                     23,920
                                                                 11,960                                                 23,918                  -                       -
 Stock issued per preemptive rights                                                                                                                                                     17
                                                                    192                         -                           17                  -                       -
 Stock subscriptions received                                                                                                                                                          2,772
                                                                      -                         -                            -              2,722                       -
 Net loss                                                                                                                                                                           (1,018,914)
                                                                      -                         -                            -                  -             (1,018,914)
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
 Balance, December 31, 2000                                                                   670                                                                                    (377,082)
                                                              6,688,292                                                821,680                  -             (1,199,432)
 Stock issued at $0.08 per share for consulting                                                68                                                                                     55,000
                                                                687,500                                                 54,932                  -                       -
 fees and payables
                                                                      -                         -                            -                  -                       -      -
 Stock issued at $0.08 per share for rent due                                                  54                                                                                     42,800
                                                                535,000                                                 42,746                  -                       -
 Net loss                                                                                                                                                                            (227,672)
                                                                      -                         -                            -                  -               (227,672)
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
 Balance, December 31, 2001                                                                   792                                                                                    (506,954)
                                                              7,910,792                                                919,358                  -             (1,427,104)
 1 for 10 reverse stock split                                                               (713)
                                                            (7,119,708)                                                    713                  -                       -      -
 Stock subscribed for converted debts (Note 5)                                                                                            641,953                                     641,953
                                                                      -                         -                            -                                          -
 Net loss                                                                                                                                                                            (180,733)
                                                                      -                         -                            -                  -               (180,733)
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
 Balance, December 31, 2002                                                                    79                                         641,953                                    (45,734)
                                                                791,084                                                920,071                                (1,607,837)
 Stock issued for cash at $.10 per share                                                       28                                                                                     28,000
                                                                280,000                                                 27,972                  -                       -
 Shares issued for converted debts (Note 5)                                                   560                                       (641,953)
                                                              5,598,947                                                641,393                                          -      -
 Stock issued for debt at $0.20 per share                                                      28                                                                                     56,108
                                                                280,538                                                 56,080                  -                       -
 Stock issued for debt at $0.10 per share                                                      10                       10,240                                                        10,250
                                                                102,500                                                                         -                       -
 Net loss                                                                                                                                                                            (100,115)
                                                                      -                         -                            -                  -               (100,115)
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
                                                    -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------
 Balance, December 31, 2003                                               $                   705  $                            $                  $                       $         (51,491)
                                                              7,053,069                                              1,655,756                  -             (1,707,952)
--------------------------------------------------- -------------------- --------- --------------- --- ------------------------ --- -------------- --- ------------------- --- ----------------------

SONA DEVELOPMENT CORP

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                                               Cumulative From Inception
                                                               (December 28, 1988)          For The Year Ended December 31
                                                               to December 31, 2003        2003                  2002
 Operating
           Net Loss                                             $                      $                     $
                                                                     (1,691,952)            (100,115)             (180,733)
           Items not involving an outlay of cash:
                  Common stock issued for consulting services
                                                                         675,000                    -                     -
             Common stock issued to settle trade payables
                                                                          61,080                    -                     -
                 Common stock issued for organization costs
                                                                              33                    -                     -
                 Common stock issued for other services
                                                                          76,220                    -                     -
                 Gain on settlement of debt
                                                                         (8,000)              (8,000)                     -
           Changes in non-cash working capital items:
                                                                                                                          -
                 Receivables
                                                                               -                2,352               (2,352)
                 Prepaid expenses
                                                                               -                    -                 1,122
                 Accounts payable and accrued liabilities
                                                                         379,024               41,050                75,416

                                                                       (508,595)             (64,713)             (106,547)
 Investing
           Loan to Smart Card Technologies Co., Ltd.
                                                                       (600,000)                    -                    -

                                                                       (600,000)                    -                    -
 Financing
           Bank indebtedness
                                                                               -                (128)                  128
           Advances from related parties
                                                                         295,241                    -                95,651
           Loans payable
                                                                         680,000               39,304                    -
           Common stock issued for cash
                                                                         135,817               28,000                    -

                                                                       1,111,058               67,176                95,779
 Net increase (decrease) in cash                                                                                   (10,768)
                                                                           2,463               2,463
 Cash, beginning of year                                                                                             10,768
                                                                               -                    -
 Cash, end of year                                              $                      $                     $
                                                                           2,463                2,463                    -
 Non-cash investing and financing activities:
           Payment of advances from Elysio through
           assignment of loan to SCT                            $                      $                     $
                                                                         600,000                    -                    -
           Common stock issued for consulting services          $                      $                     $
                                                                         675,000                    -                    -
           Common stock issued/subscribed to settle debts       $                      $                     $
                                                                         665,833               23,880               641,953
           Common stock issued for organization costs           $                      $                     $
                                                                              33                    -                    -
           Common stock issued for other services               $                      $                     $
                                                                          76,220                    -                    -
           Common stock issued to settle trade payables         $                      $                     $
                                                                         118,698               42,478                    -
                            The accompanying notes are an integral part of these financial statements

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.     Organization and description of business

Sona Development Corp. (the “Company”) was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp.

The Company has had limited activity since its inception. No significant revenues have been realized. The Company has no tangible assets, has had recurring operating losses, and does not have an established source of revenue raising substantial doubt as to its ability to continue as a going concern. These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue to operate for the foreseeable future and will be able to realize it assets and discharge its liabilities in the normal course of operations. The Company’s continued existence is dependent upon its ability to raise additional capital to fund ongoing losses and to pursue a new business venture. It is management’s intention to pursue various potential products and identify funding sources until such time as there is sufficient operating cash flow to fund operating requirements. As part of management’s plan to reduce the Company’s working capital deficiency, the Company recently converted the majority of its debts to common stock (Note 5).

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

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

2.     Summary of significant accounting policies (continued)

Statements of cash flows

For the purpose of the statements of cash flows, the Company considers cash on hand and balances with banks, and highly liquid temporary money market instruments with original maturities of three months or less as cash or cash equivalents.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Financial instruments

The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not currently exposed to any significant credit risk or currency risk.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. As the Company did not grant any stock options during 2002 and 2003 no pro-forma disclosure has been provided.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

2.     Summary of significant accounting policies (continued)

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Loss per share

The Company follows Statement of Financial Standard No. 128 to calculate earnings per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. Fully diluted earnings per share has not been presented as the effect on basic earnings per share is anti-dilutive.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

2.     Summary of significant accounting policies (continued)

Recent accounting pronouncements

In June 2002, the FASB issued SFAS No. 146, “Account for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard had no effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liabilities be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. FIN 45 is effective for fiscal years ending after December 15, 2002. The adoption of this standard had no effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123” (FAS 148). The statement amends SFAS 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the company’s quarter ended March 31, 2003. The Company has no current intention to change its policy of accounting for stock-based compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard had no effect on the Company’s financial position or results of operations.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

2.     Summary of significant accounting policies (continued)

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003 with no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150, as required, on July 1, 2003 with no material impact on its financial statements.

3. Loans payable

Loans are payable on demand, are unsecured, and bear interest at 8% per annum. During 2003, the Company negotiated the conversion of some of these loans into common stock (Note 5).

4. Capital stock

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

In December 2003, the Company issued 52,500 shares of common stock at $0.20 per share in exchange for debt and consulting services valued at $10,500 and 50,000 shares of common stock at $0.10 per share in exchange for debt of $5,000.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

4.     Capital Stock (continued)

Stock options

The Company has not yet issued any options on its common stock and has not recorded any stock-based compensation.

Settlement of debt

In December 2002, the Company reached agreements with a number of its creditors to convert their debts into the Company’s common stock which were recorded as obligation to issue shares at December 31, 2002. These shares were issued during the current year.

The debts converted and the shares issued due to their conversion are as follows:

                                                             Debts converted   Shares issued
                                                             ---------------   -------------
Loans payable and interest accrued owing to shareholders     $ 293,326          2,933,260
Accounts payable and accrued liabilies                         268,627          1,865,687
Advances from Elysio Capital Corp.                              80,000            800,000
                                                             ---------          ------------
                                                             $ 641,953          5,598,947
                                                             ---------          ---------

The 2003 Benefit Plan

On September 22, 2003, the Company adopted the 2003 Benefit Plan pursuant to which the Company may issue up to 1,000,000 shares of its common stock through stock issuances, or the grant of stock options to acquire the Company’s common stock, to employees, consultants or advisors, who contribute to the success of the Company provided that bona fide services are rendered to the Company and that such services are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the Company’s benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The 2003 Benefit Plan was registered under Form S-8 with the Securities and Exchange Commission on October 2, 2003. To date the Company has not granted any stock options under the 2003 Plan.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

5.     Related party transactions and balances

The following represents related party transactions paid or accrued during the year ended December 31, 2003:

                                                                               Year Ended        Year Ended
                                                                             December 31,      December 31,
                                                                                     2003              2002
------------------------------------------------------------------------------------------------------------

Consulting fees to a director of the company                             $         33,800  $         32,180
Consulting fees to a significant shareholder of the company                             -            60,000
Rent paid or accrued to a significant shareholder of the company.                       -            25,680
                                                                         -----------------------------------
                                                                         -----------------------------------
                                                                         $         33,800  $        117,860
                                                                         -----------------------------------

6. Income taxes

As at December 30, 2003, the Company has net operating losses carried forward of approximately $1,650,000 that may be offset against future taxable income to 2022. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount. Utilization of the carry-forwards is dependent on future taxable income and could further be limited due to a change in control of the Company’s ownership as defined by Internal Revenue Section 382.

7. Commitments

The Company has an agreement to pay a shareholder consulting fees of $3,500 per month commencing July 1, 2003 for a term of one year.

8. Merger

The Company has entered into a non-binding letter of intent dated December 16, 2003 to reach an agreement with Idea One, Inc., a private company involved in the development of battery cell technology. The letter of intent anticipates the merger of the Company with Idea One whereby Idea One will control the combined entity through a reverse merger. The closing date of the transaction, as contemplated in the letter of intent was to be March 19, 2004. However, prior to closing the Company must satisfy certain conditions which remain unsatisfied including an obligation to loan Idea One $500,000 prior to finalizing an agreement, the mutual satisfaction of due diligence inquiries by both parties, the approval of the transaction by the board of directors and the shareholders of both companies and the Company’s successful completion of a private placement of the Company’s equity in an aggregate amount of $3,600,000. The Company remains in discussions with Idea One over the terms of the non-binding letter of intent and has not yet reached a formal commitment.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

9. Subsequent Events

On January 29, 2004 the Company received subscription agreements for a total of 284,000 units at a price of $0.10 per unit for proceeds of $28,400. Each unit consists of one share of common stock and on share purchase warrant entitling the holder to acquire an additional share of common stock at a price of $0.30 per share for a period of one year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 31, 2003, Grant Thornton LLP (“Grant Thornton”) the principal accountant previously engaged to audit the Company’s financial statements, resigned as its auditors. On August 6, 2003, the Company retained Dale Matheson Carr-Hilton LaBonte (formerlyLaBonte & Co.) Chartered Accountants (“DMCL”) as the principal accountants to replace Grant Thornton. The Company’s board of directors approved the change of accountants from Grant Thornton to DMCL.

The audit reports of Grant Thornton on the Company’s financial statements for the two most recent fiscal years ending December 31, 2002 and December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal years ending December 31, 2002 and December 31, 2001 including the subsequent interim periods through July 31, 2003, the date of termination, the Company had no disagreements with Grant Thornton with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Grant Thornton to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal years ending December 31, 2002 and December 31, 2001, including the subsequent interim periods through July 31, 2003, the date of Grant Thornton’s termination, and prior to the appointment of DMCL, the Company (or anyone on its behalf) did not consult with DMCL regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult DMCL in respect to these matters during the time periods detailed herein.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of December 31, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of December 31, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Name                                Age                       Position(s) and Office(s)

Nora Coccaro                        48                        Chief Executive Officer, Chief Financial Officer and Director

Nora Coccaro was appointed to the Company’s Board of Directors on January 15, 2000 and currently serves as the Company’s sole director and executive officer. Ms. Coccaro will serve as a director until the next annual meeting of the Company’s shareholders or until such time as a successor is elected and qualified.

Ms.     Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro currently also serves as an officer and director of Solar Energy Limited an OTC: BB quoted company involved in the development of alternative sources of energy, from February 2004 to present, as an officer and director of Healthbridge, Inc. an OTC: BB quoted company involved in manufacturing and marketing medical waste sterilization and disposal technologies, from April 1999 to present and as an officer (October 2003 to present) and a director October 2003 to November 2003) of ASP Ventures Corp. an OTC: BB quoted company without current operations, from October 2003 to present. Ms. Coccaro has also served as an officer and director of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology, from February 2000 to January 2004, as a director of Americana Gold & Diamond Holdings, Inc. an OTC: BB quoted company without current operations, from 1998 until May 1999 and as an officer and director of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil from 1997 until 1999. Since September 1998 Ms. Coccaro has also acted as the Consul of Uruguay to Western Canada.

Compensation of Directors

The Company’s director is not currently compensated for her service as a director of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee. The board of directors has not yet established a compensation committee.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of an individuals or entities who during the period ended December 31, 2003 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 except the following:

Elysio Capital Corp. failed to file a Form 3 upon acquiring in excess of 10% of the Company’s common stock.

Shafiq Nazerali failed to file a Form 3 upon acquiring in excess of 10% of the Company’s common stock.

Pensbreigh Holdings Ltd. failed to file a Form 3 upon acquiring in excess of 10% of the Company’s common stock.

Value Invest Ltd. failed to file a Form 3 upon acquiring in excess of 10% of the Company’s common stock.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has filed a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2003, 2002, and 2001. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

                                                      SUMMARY COMPENSATION TABLE
---------------------------- ----------------------------------- ----------------------------------------------------------
                                    Annual Compensation                           Long Term Compensation
---------------------------- ----------------------------------- ----------------------------------------------------------
---------------------------------------------------------------- ----------------------------- ----------------------------
                                                                            Awards                       Payouts
---------------------------------------------------------------- ----------------------------- ----------------------------
-------------------- ------- ---------- -------- --------------- ------------- --------------- --------- ------------------
                                                                  Restricted     Securities
-------------------                               Other Annual      Stock        Underlying    LTIP          All Other
Name and Principal    Year    Salary     Bonus    Compensation     Award(s)       Options      payouts     Compensation
Positions                       ($)       ($)         ($)            ($)          SARs(#)        ($)            ($)
-------------------- ------- ---------- -------- --------------- ------------- --------------- --------- ------------------
-------------------- ------- ---------- -------- --------------- ------------- --------------- --------- ------------------
Nora Coccaro,          2003   33,800       -           -              -              -            -              -
Chief Executive        2002   32,160       -           -              -              -            -              -
and Financial          2001   32,160       -           -              -              -            -              -
Officer, Director
-------------------- ------- ---------- -------- --------------- ------------- --------------- --------- ------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of March 30, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 30, 2004, there were 7,053,069 shares of common stock issued and outstanding.

-------------------------------------------------------------------------------------------------------------------
  Title of Class           Name and Address           Nature of Ownership    Number of Shares       % of Class
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Common            Nora Coccaro, chief executive
                  officer/chief financial officer            Legal                   0                 0.0
                  director
                  1177 - 1818 West Hastings Street
                  Vancouver, British Columbia
                  Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Common            Elysio Capital Corp.
                  1177 - 1818 West Hastings Street           Legal                898,667             12.74
                  Vancouver, British Columbia
                  Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Common            Shafiq Nazerali
                  1177 - 1818 West Hastings Street           Legal               1,673,580            23.73
                  Vancouver, British Columbia
                  Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Common            Pensbreigh Holdings Ltd.
                  1177 - 1818 West Hastings Street           Legal                894,855             12.69
                  Vancouver, British Columbia
                  Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Common            Value Invest Ltd.
                  1177 - 1818 West Hastings Street           Legal               1,571,159            22.28
                  Vancouver, British Columbia
                  Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Common            Zmax Capital Corp.                                                                   5.70
                  1177 - 1818 West Hastings Street           Legal                402,338
                  Vancouver, British Columbia
                  Canada V6E 2K3
-------------------------------------------------------------------------------------------------------------------
   ------------------------------------------------------------------------------------------------------------------
   All executive officers and directors as a group                                     0                 0.0
   ------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On December 1, 1999 the Company entered into a consulting agreement with Ms. Coccaro with an initial one-year term that is renewable without notice. The agreement requires the Company to pay Ms. Coccaro $2,675 a month for her services. The consulting agreement renewed for a further one-year period on December 1, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-KSB, which is incorporated herein by reference.

(b)	Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Dale Matheson Carr-Hilton LaBonte provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2003. Grant Thornton LLP provided audit services to the Company in connection with the Company’ annual report for the fiscal year ended 2002. The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte for the 2003 audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $8,500. The aggregate fee billed by Grant Thornton LLP for the 2002 audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $10,550.

Audit Related Fees

Dale Matheson Carr-Hilton LaBonte billed to the Company no fees in 2003 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above. Grant Thornton LLP billed to the Company no fees in 2002 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Dale Matheson Carr-Hilton LaBonte billed to the Company fees of $0 in 2003 for professional services rendered in connection with the preparation of the Company’s tax returns for the period. Grant Thornton LLP billed to the Company fees of $ 3,035 in 2002 for professional services rendered in connection with the preparation of the Company’s tax returns for the period and tax advice.

All Other Fees

Dale Matheson Carr-Hilton LaBonte billed to the Company no fees in 2003 for other professional services rendered or any other services not disclosed above. Grant Thornton LLP billed to the Company no fees in 2003 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Dale Matheson Carr-Hilton LaBonte and Grant Thornton LLP as detailed above, were pre-approved by the Company’s board of directors. The Company’s independent auditors, Dale Matheson Carr-Hilton LaBonte and Grant Thornton LLP performed all work using only their own full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2

Sona Development Corp.
/s/ Nora Coccaro
Nora Coccaro, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicat

Signature	Title	Date
/s/ Nora Coccaro	Director	March 30, 2004
Nora Coccaro

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company
3(i)(b)	*	Amended Articles of Incorporation of the Company
3(i)(c)	**	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.
3(iii)	*	Bylaws of the Company
10(i)	**	Debt Settlement Agreement with Pensbreigh Holdings, Ltd. dated December 19, 2002.
10(ii)	**	Debt Settlement Agreement with Value Invest, Ltd. dated December 19, 2002.
10(iii)	**	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(iv)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(v)	**	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(vi)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(vii)	**	Debt Settlement Agreement with Valor Invest Ltd. dated December 19, 2002.
10(viii)	**	Debt Settlement Agreement with Carmin Bua, dated December 19, 2002.
10(ix)	**	Debt Settlement Agreement with Portfolio Management Ltd. dated December 19, 2002.
10(x)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(xi)	**	Debt Settlement Agreement with Elysio Capital Corp. dated December 19, 2002.
14	Attached	Code of Ethics dated March 1, 2004
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2

* Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000.

** Incorporated by reference from the Form 10KSB filed with the Commission on April 3, 2003.