Form 10QSB
period 2004-03-31
SONA DEVELOPMENT CORP
filed 2004-05-14
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2004**.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **0-28311**

SONA DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

Texas	**76-027334**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of May 14, 2004 was 7,788,851.

1

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Sona Development Corp., a Texas corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

SONA DEVELOPMENT CORP
(A Development Stage Company)
BALANCE SHEETS

ASSETS		As at March 31 2004		As at December 31, 2003
Current		(unaudited)		
Cash	$	4,429	$	-
Receivables		-		2,463
Prepaid expenses		3,029		-
	$	7,458	$	2,463

LIABILITIES AND STOCKHOLDERS' DEFICIENCY				
Current				
Accounts payable and accrued liabilities	$	36,813	$	39,530
Loans payable (Note 3)		52,574		9,174
		89,387		48,704

Continued Operations (Note 1)

Commitments (Notes 7 and 8)

STOCKHOLDERS' EQUITY (DEFICIENCY)				
Capital Stock (Note 4)				
Authorized				
100,000,000 common shares with a par value of $0.0001				
Issued and outstanding: 7,053,069 (December 31, 2003: 7,053,069) common shares		705		705
Additional paid-in capital		1,661,006		1,661,006
Deficit accumulated during the development stage		(1,743,641)		(1,707,952)
		(81,929)		(46,241)
	$	7,458	$	2,463

The accompanying notes are an integral part of these interim financial statements

4

SONA DEVELOPMENT CORP
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Cumulative From Inception (December 28, 1988) to March 31, 2004	For the three months ended March 31 2004	2003
Revenue	$ -	$ -	$ -
Expenses			
Professional fees	265,268	10,784	10,048
Consulting fees	1,080,412	18,775	27,400
Management fees	87,097	-	-
Office and general	310,864	6,129	13,690
	1,743,641	35,689	51,138
Net Loss For The Period	$ (1,743,641)	$ (35,689)	$ (51,138)
Net Loss Per Share			
Weighted average shares outstanding		4,742,535	837,746
Basic net loss per share		$ (0.01)	$ (0.06)

The accompanying notes are an integral part of these interim financial statements

5

SONA DEVELOPMENT CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Cumulative From Inception (December 28, 1988) to March 31, 2004	For the three months ended March 31 2004	2003
Operating			
Net Loss for the period:	$ (1,727,641)	$ (35,689)	$ (51,138)
Items not involving an outlay of cash:			
Common stock issued for consulting services	675,000	-	-
Common stock issued to settle trade payables	61,080	-	-
Common stock issued for organization costs	33	-	-
Common stock issued for other services	76,220	-	-
Gain on settlement of debt	(8,000)	-	-
Changes in non-cash working capital items:			-
Prepaid expenses	(3,029)	(3,029)	-
Accounts payable and accrued liabilities	376,307	(2,716)	23,169
	(550,029)	(41,433)	(27,969)
Investing			
Loan to Smart Card Technologies Co., Ltd.	(600,000)	-	-
	(600,000)	-	-
Financing			
Bank indebtedness	-	-	(128)
Advances from related parties	338,641	-	10,828
Loans payable	680,000	43,400	-
Common stock issued for cash	135,817	-	28,000
	1,154,458	43,400	38,700
Net increase in cash	4,429	1,967	10,731
Cash, beginning of period	-	2,463	-
Cash, end of period	$ 4,429	$ 4,429	$ 10,731
Non-cash investing and financing activities:			
Payment of advances from Elysio through assignment of loan to SCT	$ 600,000	$ -	$ -
Common stock issued for consulting services	$ 675,000	$ -	$ -
Common stock issued/subscribed to settle debts	$ 665,833	$ -	$ -
Common stock issued for organization costs	$ 33	$ -	$ -
Common stock issued for other services	$ 76,220	$ -	$ -
Common stock issued to settle trade payables	$ 123,948	$ -	$ -

The accompanying notes are an integral part of these interim financial statements.

6

7

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)

---

1. Organization and description of business

Sona Development Corp. (the "Company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp.

The Company is a development stage company and has had limited activity since its inception. No significant revenues have been realized. The Company has no tangible assets, has had recurring operating losses, and does not have an established source of revenue raising substantial doubt as to its ability to continue as a going concern. These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue to operate for the foreseeable future and will be able to realize it assets and discharge its liabilities in the normal course of operations. The Company's continued existence is dependent upon its ability to raise additional capital to fund ongoing losses and to pursue a new business venture. It is management's intention to pursue various potential products and identify funding sources until such time as there is sufficient operating cash flow to fund operating requirements.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)

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

Financial instruments

The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not currently exposed to any significant credit risk or currency risk.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)

2. Summary of significant accounting policies (continued)

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. As the Company did not grant any stock options during 2002 and 2003 no pro-forma disclosure has been provided.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)

2. Summary of significant accounting policies (continued)

Loss per share

The Company follows Statement of Financial Standard No. 128 to calculate earnings per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. Fullydiluted earnings per share have not been presented as the effect on basic earnings per share is anti-dilutive.

3. Loans payable and consulting services

Loans are payable on demand, are unsecured, and bear interest at 8% per annum. On April 1, 2004 the Company reached agreement with a consultant and significant shareholder to settle a total of $52,574 of loans payable and $21,004 in debt for consulting services rendered for a total of 735,782 shares of common stock of the Company, valued at $0.10 a share.

4. Capital stock

The 2003 Benefit Plan

On September 22, 2003, the Company adopted the 2003 Benefit Plan pursuant to which the Company may issue up to 1,000,000 shares of its common stock through stock issuances, or the grant of stock options to acquire the Company's common stock, to employees, consultants or advisors, who contribute to the success of the Company provided that bona fide services are rendered to the Company and that such services are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the Company’s benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company's securities. The 2003 Benefit Plan was registered under Form S-8 with the Securities and Exchange Commission on October 2, 2003. To date the Company has not granted any stock options under the 2003 Plan.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)

5. Related party transactions and balances

The following represents related party transactions paid or accrued during the three month period ended:

	March 31, 2004	March 31, 2003
Consulting fees to a director of the company	$ 8,025	$ 12,400
Consulting fees to a significant shareholder of the company	10,500	15,000
Rent paid or accrued to a significant shareholder of the company.	2,000	6,420
	$ 20,525	$ 33,820

Included in accounts payable and accrued liabilities is $10,500 (2003: $15,000) due to a significant shareholder for consulting services provided to the Company and $1,000 (2003: $6,400) due to a shareholder for rent.

6. Income taxes

As at March 31, 2004, the Company has net operating losses carried forward of approximately $1,685,000 that may be offset against future taxable income to 2023. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount. Utilization of the carry-forwards is dependent on future taxable income and could further be limited due to a change in control of the Company's ownership as defined by Internal Revenue Section 382.

7. Commitments

The Company has an agreement to pay a significant shareholder consulting fees of $3,500 per month commencing July 1, 2003 for a term of one year.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)

8. Potential Merger

The Company has entered into a non-binding letter of intent dated December 16, 2003 to reach an agreement with Idea One, Inc., a private company involved in the development of battery cell technology. The letter of intent anticipates the merger of the Company with Idea One whereby Idea One will control the combined entity through a reverse merger. The closing date of the transaction, as contemplated in the letter of intent was to be March 19, 2004. However, prior to closing the Company must satisfy certain conditions which remain unsatisfied including an obligation to loan Idea One $500,000 prior to finalizing an agreement, the mutual satisfaction of due diligence inquiries by both parties, the approval of the transaction by the board of directors and the shareholders of both companies and the Company's successful completion of a private placement of the Company's equity in an aggregate amount of $3,600,000. The Company remains in discussions with Idea One over the terms of the non-binding letter of intent and has not yet reached a formal commitment.

12

ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment to enter into or become engaged in any transaction, as of the date of this filing except a non-binding letter of intent dated December 16, 2003 to reach an agreement with Idea One, Inc., a private company involved in the development of battery cell technology. The letter of intent anticipates the merger of the Company with Idea One whereby Idea One will control the combined entity through a reverse merger. The closing date of the transaction was contemplated to be no later than March 19, 2004. However, prior to closing the Company must satisfy certain conditions which remain unsatisfied including an obligation to loan Idea One $500,000 prior to finalizing an agreement, the mutual satisfaction of due diligence inquiries by both parties, the approval of the transaction by the board of directors and the shareholders of both companies and the Company's successful completion of a private placement of the Company's equity in an aggregate amount of $3,600,000. The Company remains in discussions with Idea One over the detailed terms of the non-binding letter of intent and has not reached a formal commitment.

Liquidity and Capital Resources

As of March 31, 2004, the Company had no significant assets. Nonetheless, management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2004 though there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified though it may rely on loans from shareholders for capital, as required, to maintain its continuous disclosure requirements.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company had a working capital deficit of $81,929 as of March 31, 2004 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. The Company has will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in the Company' Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business; (iii) the ability of the Company to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

14

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2. CHANGES IN SECURITIES

On April 1, 2004 the Company authorized the issuance of 525,742 shares of common stock to Michael Baybak valued at $0.10 in settlement of an amount due of $52,574 pursuant to the terms certain debt settlement agreements, relying on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for funds loaned to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On April 1, 2004 the Company authorized the issuance of 210,040 shares of common stock to Michael Baybak valued at $0.10 in settlement of an amount due of $21,004 pursuant to the terms of a consulting agreement, relying on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed no disclosure on Form 8-K during the period covered by this report.

16

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2004.

SONA DEVELOPMENT CORP.

/s/ Nora Coccaro
Nora Coccaro
Chief Executive Officer, Chief Financial Officer, and Director

17

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company
3(i)(b)	*	Amended Articles of Incorporation of the Company
3(i)(c)	**	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.
3(iii)	*	Bylaws of the Company
10(i)	**	Debt Settlement Agreement with Pensbreigh Holdings, Ltd. dated December 19, 2002.
10(ii)	**	Debt Settlement Agreement with Value Invest, Ltd. dated December 19, 2002.
10(iii)	**	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(iv)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(v)	**	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(vi)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(vii)	**	Debt Settlement Agreement with Valor Invest Ltd. dated December 19, 2002.
10(viii)	**	Debt Settlement Agreement with Carmin Bua, dated December 19, 2002.
10(ix)	**	Debt Settlement Agreement with Portfolio Management Ltd. dated December 19, 2002.
10(x)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(xi)	**	Debt Settlement Agreement with Elysio Capital Corp. dated December 19, 2002.
10(xii)	***	Consulting Agreement with Michael Baybak dated July 1, 2003.
10(xiii)	Attached	Debt Settlement Agreement with Michael Baybak dated March 30, 2004.
14	****	Code of Ethics dated March 1, 2004
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 20

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

* Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000.

** Incorporated by reference from the Form 10KSB filed with the Commission on April 3, 2003.

*** Incorporated by reference from the Form 10QSB filed with the Commission on November 6, 2003.

**** Incorporated by reference from the Form 10KSB filed with the Commission on March 30, 2004.