Form 10QSB
period 2004-06-30
SONA DEVELOPMENT CORP
filed 2004-08-13
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **June 30, 2004**.

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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of August 12, 2004 was 7,989,851.

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

SONA DEVELOPMENT CORP
(A Development Stage Company)
BALANCE SHEETS

		June 30 2004 (unaudited)		December 31 2003
ASSETS				
Current				
Cash	$	-	$	2,463
		-		2,463
Restricted Cash (Note 3)		205,000		-
	$	205,000	$	2,463
LIABILITIES AND STOCKHOLDERS' DEFICIENCY				
Current				
Bank overdraft	$	1,951	$	-
Accounts payable and accrued liabilities		24,362		39,530
Subscriptions payable (Note 3)		205,000		
Loans payable		-		9,174
		231,313		48,704
Continued Operations (Note 1)				
Commitments (Notes 9 and 10)				
STOCKHOLDERS' DEFICIENCY				
Capital Stock (Note 3)				
Authorized				
100,000,000 common shares with a par value of $0.0001				
Issued and outstanding: 7,989,851 (December 31, 2003: 7,053,069) common shares		797		705
Additional paid-in capital		1,757,842		1,661,006
Deficit accumulated during the development stage		(1,784,953)		(1,707,952)
		(26,314)		(46,241)
	$	205,000	$	2,463

The accompanying notes are an integral part of these interim financial statements.

SONA DEVELOPMENT CORP
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Cumulative from inception on December 12, 1988 to June 30, 2004
General and administrative costs	$ 41,313	$ 39,152	$ 77,001	$ 90,290	$ 1,784,953
Net loss	$ (41,313)	$ (39,152)	$ (77,001)	$ (90,290)	$ (1,784,953)
Loss per common share - basic and diluted	$ (0.01)	$ (.01)	$ (0.01)	$ (.03)	
Weighted average common shares - basic and diluted	7,238,338	4,523,766	7,238,338	2,680,412	

The accompanying notes are an integral part of these interim financial statements.

SONA DEVELOPMENT CORP
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	Cumulative From Inception (December 28, 1988) to June 30, 2004	Six months ended June 30 2004	2003
Operating			
Net Loss for the period:	$ (1,768,953)	$ (77,001)	$ (90,290)
Items not involving an outlay of cash:			
Common stock issued for consulting services	707,778	32,778	-
Common stock issued to settle trade payables	70,830	9,750	-
Common stock issued for organization costs	33	-	-
Common stock issued for other services	76,220	-	-
Gain on settlement of debt	(8,000)	-	-
Changes in non-cash working capital items:			-
Accounts receivable	-	-	2,134
Accounts payable and accrued liabilities	363,857	(15,167)	(1,540)
	(558,235)	(49,640)	(89,696)
Investing			
Loan to Smart Card Technologies Co., Ltd.	(600,000)	-	-
Restricted cash	(205,000)	(205,000)	
	(805,000)	(205,000)	-
Financing			
Advances from related parties	349,641	54,400	61,717
Private placement subscriptions received	205,000	205,000	-
Loans payable	670,826	(9,174)	-
Common stock issued for cash	135,817	-	28,000
	1,361,284	250,226	89,717
Net increase (decrease) in cash	(1,951)	(4,414)	21
Cash, beginning of period	-	2,463	(128)
Cash (overdraft), end of period	$ (1,951)	$ (1,951)	$ (107)
Non-cash investing and financing activities:			
Payment of advances from Elysio through assignment of loan to SCT	$ 600,000	$ -	$ -
Common stock issued for consulting services	$ 675,000	$ 32,778	$ -
Common stock issued/subscribed to settle debts	$ 665,833	$ 54,400	$ 641,953
Common stock issued for organization costs	$ 33	$ -	$ -
Common stock issued for other services	$ 76,220	$ -	$ -
Common stock issued to settle trade payables	$ 123,948	$ 9,750	$ -

Supplemental cash flow information:

Refer to Note 3.

The accompanying notes are an integral part of these interim financial statements.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

---

1. Organization and description of business

Sona Development Corp. (the “Company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the, six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
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

Foreign currency translation

The Company considers the U.S. dollar its functional currency. Monetary assets and liabilities resulting from foreign currency transactions are translated into U.S. dollars using the period end conversion rates. Revenues, expenses, receipts and payments are translated throughout the year at exchange rates prevailing at the date of the transaction. Exchange gains and losses are included in earnings for the period.

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
June 30, 2004
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
June 30, 2004
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

3. Capital stock

During the period the Company commenced a non-brokered private placement of its common stock at a price of $0.35 per share to raise sufficient funds to loan Idea One $500,000 pursuant to its letter of intent (See Note 6). Should the Company be unable to raise sufficient funds to meet this obligation, or decides not to proceed with the letter of intent, any moneys raised in this regard will be repayable to the original subscribers. As at June 30, 2004, the Company had raised $205,000 which it has placed in an escrow bank account. Subsequent to the period end, the Company raised a further $50,000. As these funds are not available for general corporate purposes they have been classified as restricted cash.

Stock options

The Company has not yet issued any options on its common stock and has not recorded any stock option based compensation.

Stock issuances

On April 1, 2004 the Company authorized the issuance of 525,742 shares of its common stock to repay advances made by a significant shareholder in the amount of $52,574.

On April 1, 2004 the Company authorized the issuance of 210,040 shares of its common stock in lieu of a cash payment for services rendered according to a consulting agreement by a significant shareholder in the amount of $21,004.

On May 11, 2004 the Company authorized the issuance of 65,000 shares pursuant to The 2003 Benefit Plan of Sona Development Corp. to a consultant for legal services valued at $9,750.

On May 18, 2004 the Company authorized the issuance of 50,000 shares of its common stock to a director as compensation for services.

On May 28, 2004 the Company authorized the issuance of 86,000 shares of its common stock to repay advances made by a significant shareholder in the amount of $8,600.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

3. Capital stock (continued)

The 2003 Benefit Plan of Sona Development Corp. ("Benefit Plan")

On September 22, 2003, the Company adopted the 2003 Benefit Plan of Sona Development Corp. pursuant to which the Company may issue up to 1,000,000 shares of its common stock through stock issuances, or the grant of stock options to acquire the Company's common stock, to employees, consultants or advisors, who contribute to the success of the Company provided that bona fide services are rendered to the Company and that such services are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the Company's benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company's securities. The 2003 Stock Option Plan was registered under Form S-8 with the Securities and Exchange Commission on October 2, 2003. To date the Company has issued 156,138 shares under the 2003 Stock Option Plan and has not granted any options.

4. Related party transactions and balances

The following represents related party transactions paid or accrued during the six month period ended:

	June 30, 2004	June 30, 2003
Consulting fees to a director of the company	$21,050	$ 20,425
Consulting fees to a significant shareholder of the company	21,000	30,000
Rent paid or accrued to a significant shareholder of the company.	6,000	12,840
	$48,050	$ 63,265

Included in accounts payable and accrued liabilities is $21,000 (2003: $15,000) due to a shareholder for consulting services provided to the Company and $1,000 (2003: $6,400) due to a shareholder for rent.

Included in receivables is $1,704 (2003: $519) owed by the Company's president and $Nil (2003: $1,833) owed by a private company with directors in common.

The Company has an agreement to pay a shareholder consulting fees of $3,500 per month commencing July 1, 2003 for a term of one year.

Refer to Note 3.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

5. Income taxes

As at June 30, 2004, the Company has net operating losses carried forward of approximately $1,710,000 that may be offset against future taxable income to 2024. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount. Utilization of the carry-forwards is dependent on future taxable income and could further be limited due to a change in control of the Company's ownership as defined by Internal Revenue Section 382.

6. Proposed Merger

The Company has entered into a non-binding letter of intent dated December 16, 2003 with Idea One, Inc., a private company involved in the development of battery cell technology. The letter of intent anticipates the merger of the Company with Idea One whereby Idea One will control the combined entity through a reverse merger. The closing date for satisfaction of the initial condition of the letter of intent was contemplated to be March 19, 2004 but this date was extended to July 30, 2004. Although the extension has now expired, the parties have verbally agreed that the letter of intent is still in place.

Prior to closing the Company must satisfy certain conditions which remain unsatisfied including an obligation to loan Idea One $500,000 prior to finalizing a final agreement, the mutual satisfaction of due diligence inquiries by both parties, the approval of the transaction by the board of directors and the shareholders of both companies and the Company's successful completion of a private placement of the Company's equity in an aggregate amount of $3,600,000.

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

The Company has no final agreement to acquire any business as of the date of this filing. However, the Company has entered into a non-binding letter of intent dated December 16, 2003 with Idea One, Inc., a private company involved in the development of battery cell technology. The letter of intent anticipates the merger of the Company with Idea One whereby Idea One will control the combined entity through a reverse merger. The closing date for satisfaction of the initial condition of the letter of intent was contemplated to be no later than March 19, 2004 but that date was subsequently extended until July 30, 2004. Although the extension has now expired, the parties have verbally agreed that the letter of intent is still in place.

Prior to acquiring Idea One, the Company must satisfy certain conditions which remain unsatisfied, including the obligation to loan Idea One $500,000 prior to finalizing a formal agreement, the mutual satisfaction of due diligence inquiries by both parties, the approval of the transaction by the board of directors and the shareholders of both companies and the Company's successful completion of a private placement of the Company's equity in an aggregate amount of $3,600,000.

Liquidity and Capital Resources

As of June 30, 2004, the Company had no significant assets. Nonetheless, management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2004 although there can be no assurance to that effect, as the Company has no revenues and its need for capital will change dramatically should it proceed with satisfying the terms of the letter of intent with Idea One or any other prospective business opportunity. Further, the Company is in the process of raising capital through a private equity placement to be used for the sole purpose of satisfying its obligation under the letter of intent with Idea One to loan Idea One $500,000 a condition precedent to acquiring Idea One through a reverse merger. Should the Company choose not to proceed with the loan to Idea One, then proceeds realized to date for this purpose will be returned to the respective subscribers. The Company would then most likely have to obtain loans from shareholders to maintain its continuous disclosure requirements until such time as an alternative acquisition or merger candidate is identified.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company had a working capital deficit of $231,313 as of June 30, 2004 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2. CHANGES IN SECURITIES

On April 1, 2004 the Company authorized the issuance of 525,742 shares of common stock to Michael Baybak valued at $0.10 per share in settlement of an amount due of $52,574 pursuant to the terms of certain debt settlement agreements, relying on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for funds loaned to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On April 1, 2004 the Company authorized the issuance of 210,040 shares of common stock to Michael Baybak valued at $0.10 per share in settlement of an amount due of $21,004 pursuant to the terms of a consulting agreement, relying on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On May 18, 2004 the Company authorized the issuance of 50,000 shares of common stock to Nora Coccaro, the Company's sole officer and director, valued at $0.10 per share in consideration for services rendered as a director of the Company relying on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who is an officer and director of the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On May 28, 2004 the Company authorized the issuance of 86,000 shares of common stock to Michael Baybak valued at $0.10 per share in settlement of an amount due of $8,600 pursuant to the terms of a debt settlement agreement of funds provided to the Company relying on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who provided funds to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed no disclosure on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of August, 2004.

SONA DEVELOPMENT CORP.

/s/ Nora Coccaro
Nora Coccaro
Chief Executive Officer, Chief Financial Officer, and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company
3(i)(b)	*	Amended Articles of Incorporation of the Company
3(i)(c)	**	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.
3(iii)	*	Bylaws of the Company
10(i)	**	Debt Settlement Agreement with Pensbreigh Holdings, Ltd. dated December 19, 2002.
10(ii)	**	Debt Settlement Agreement with Value Invest, Ltd. dated December 19, 2002.
10(iii)	**	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(iv)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(v)	**	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(vi)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(vii)	**	Debt Settlement Agreement with Valor Invest Ltd. dated December 19, 2002.
10(viii)	**	Debt Settlement Agreement with Carmin Bua, dated December 19, 2002.
10(ix)	**	Debt Settlement Agreement with Portfolio Management Ltd. dated December 19, 2002.
10(x)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(xi)	**	Debt Settlement Agreement with Elysio Capital Corp. dated December 19, 2002.
10(xii)	***	Consulting Agreement with Michael Baybak dated July 1, 2003.
10(xiii)	*****	Debt Settlement Agreement with Michael Baybak dated March 30, 2004.
14	****	Code of Ethics dated March 1, 2004
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

***** Incorporated by reference from the Form 10QSB filed with the Commission on May 14, 2004.