Form 10QSB
period 2004-09-30
SONA DEVELOPMENT CORP
filed 2004-11-15
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004**.

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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of November 12, 2004 was 8,267,165.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September 30, 2004	4
Unaudited Statement of Operations for the period from inception to September 30, 2004 and for the three and nine month periods ending September 30, 2004 and 2003	5
Unaudited Statement of Cash Flows for the nine months ended September 30, 2004 and 2003 and the period from inception to September 30, 2004	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	13
ITEM 3. CONTROLS AND PROCEDURES	15
PART II.
ITEM 2. CHANGES IN SECURITIES	15
ITEM 6. EXHIBITS	16
SIGNATURES	17
INDEX TO EXHIBITS	18

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

SONA DEVELOPMENT CORP
(A Development Stage Company)
BALANCE SHEETS

		September 30 2004 (unaudited)		December 31 2003
ASSETS				
Current				
Cash	$	2,831	$	2,463
Restricted cash		270,000		-
Receivables		5,680		-
	$	278,511	$	2,463
LIABILITIES AND STOCKHOLDERS' DEFICIENCY				
Current				
Accounts payable and accrued liabilities	$	21,063	$	39,530
Private placement subscriptions received		270,000		-
Loans payable (Note 3)		3,700		9,174
		294,763		48,704
Continued Operations (Note 1)				
Commitment (Note 6)				
STOCKHOLDERS' DEFICIENCY				
Capital Stock (Note 4)				
Authorized				
100,000,000 common shares with a par value of $0.0001				
Issued and outstanding: 8,267,165 (December 31, 2003: 7,053,069) common shares		825		705
Additional paid-in capital		1,802,558		1,661,006
Deficit accumulated during the development stage		(1,819,635)		(1,707,952)
		(16,252)		(46,241)
	$	278,511	$	2,463

The accompanying notes are an integral part of these interim financial statements

SONA DEVELOPMENT CORP
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Cumulative from December 28, 1988 (inception) to September 30, 2004
General and administrative costs	$ 34,682	$ 35,423	$ 111,683	$ 125,713	$ 1,872,635
Recovery of consulting fees	-	(45,000)	-	(45,000)	(45,000)
Net income (loss)	(34,682)	9,577	(111,683)	(80,713)	(1,827,635)
Gain on forgiveness of debt	-	-	-	-	8,000
Net income (loss) for the period	$ (34,682)	$ 9,577	$ (111,683)	$ (80,713)	$ (1,819,635)
Profit (loss) per common share - basic and diluted	$ (0.00)	$ 0.00	$ (0.01)	$ (0.02)	
Weighted average common shares - basic and diluted	7,991,987	6,670,031	7,851,758	4,087,397	

The accompanying notes are an integral part of these interim financial statements

SONA DEVELOPMENT CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Cumulative From Inception (December 28, 1988) to September 30, 2004	Nine months Ended September 30 2004	2003
Operating			
Net Loss for the period	$ (1,819,635)	$ (111,683)	$ (80,713)
Items not involving an outlay of cash:			
Common stock issued for consulting services	711,500	36,500	32,228
Common stock issued to settle trade payables	70,830	9,750	-
Common stock issued for organization costs	33	-	-
Common stock issued for other services	80,527	4,307	-
Gain on settlement of debt	8,000	-	-
Changes in non-cash working capital items:			
Accounts receivable	(5,680)	(5,680)	2,134
Accounts payable and accrued liabilities	367,548	(11,476)	6,159
	(586,877)	(78,282)	(40,192)
Investing			
Loan to Smart Card Technologies Co., Ltd.	(600,000)	-	-
	(600,000)	-	-
Financing			
Advances from related parties	373,892	78,651	13,448
Private placement subscriptions received	270,000	270,000	-
Restricted cash	(270,000)	(270,000)	-
Loans payable	680,000	-	-
Common stock issued for cash	135,817	-	28,000
	1,189,709	78,651	41,448
Net increase (decrease) in cash	2,832	369	1,256
Cash, beginning of period	-	2,463	(128)
Cash, end of period	$ 2,832	$ 2,832	$ 1,128
Non-cash investing and financing activities:			
Payment of advances from Elysio through assignment of loan to SCT	$ 600,000	$ -	$ -
Common stock issued for consulting services	$ 711,500	$ 36,500	$ 32,228
Common stock issued/subscribed to settle debts	$ 749,958	$ 84,125	$ 665,833
Common stock issued for organization costs	$ 33	$ -	$ -
Common stock issued for other services	$ 80,527	$ 4,307	$ -
Common stock issued to settle trade payables	$ 135,438	$ 16,740	$ -

The accompanying notes are an integral part of these interim financial statements.

SONA DEVELOPMENT CORP.
(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(unaudited)

1. Organization and nature of operations

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

SONA DEVELOPMENT CORP.
(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
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
SEPTEMBER 30, 2004
(unaudited)

2. Summary of significant accounting policies (continued)

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. As the Company did not grant any stock options during 2003 and 2004 no pro-forma disclosure has been provided.

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

SEPTEMBER 30, 2004
(unaudited)

2. Summary of significant accounting policies (continued)

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

3. Capital stock

During the period the Company pursued a non-brokered private placement of its common stock at a price of $0.35 per share to raise sufficient funds to loan Idea One $500,000 pursuant to its letter of intent as amended (See Note 6). The terms of the private placement required that the Company retain all funds raised in escrow until such time as sufficient funds were raised to meet the obligation to Idea One and in the event that the Company decided not to proceed in accordance with the terms of the letter of intent all funds raised were to be returned to the subscribers to the private placement. As of September 30, 2004 the Company had raised $270,000 all of which was placed into an escrow account. Subsequent to the end of the reporting period the letter of intent was amended and the Company has loaned $200,000 of the funds held in escrow to Idea One. Prior to disbursing the $200,000 loan, the Company's management obtained releases from all subscribers to the private placement authorizing the early release of funds.

Stock options
The Company has not issued any options on its common stock.

Stock issuances
On April 1, 2004 the Company issued 525,742 shares of its common stock to repay advances made by a significant shareholder in the amount of $52,574.

On April 1, 2004 the Company issued 210,040 shares of its common stock in lieu of a cash payment for services rendered according to a consulting agreement by a significant shareholder in the amount of $21,004.

On May 11, 2004 the Company issued 65,000 shares pursuant to The 2003 Benefit Plan of Sona Development Corp. to a consultant for legal services valued at $9,750.

On May 18, 2004 the Company issued 50,000 shares of its common stock to a director as compensation for services, valued at $5,000.

SONA DEVELOPMENT CORP.
(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(unaudited)

3. Capital stock (continued)

On May 28, 2004 the Company issued of 86,000 shares of its common stock to repay advances made by a significant shareholder in the amount of $8,600.

On September 29, 2004 the Company issued 192,250 shares of its common stock to repay advances made by a significant shareholder in the amount of $19,225.

On September 30, 2004 the Company 85,064 shares of its common stock in lieu of a cash payment for services rendered according to a consulting agreement by a significant shareholder and expenses incurred on behalf of the Company in the amount of $25,519.

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

The 2003 Benefit Plan was registered under Form S-8 with the Securities and Exchange Commission on October 2, 2003. To date the Company has issued 156,138 shares pursuant to the 2003 Benefit Plan and has not granted any stock options under the 2003 Benefit Plan.

4. Related party transactions and balances

The following represents related party transactions paid or accrued during the nine month period ended:

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Consulting fees to a director of the company	$29,075	$ 25,775
Consulting fees to a significant shareholder of the company	31,500	-
Rent paid or accrued to a significant shareholder of the company.	9,000	-
	$69,575	$ 25,775

Included in accounts payable and accrued liabilities is $2,000 (2003: $Nil) due to a shareholder for rent. Included in receivables is $5,680 (2003: $Nil) owed by the Company's president and $Nil (2003: $218) owed by a private company with directors in common.

SONA DEVELOPMENT CORP.
(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(unaudited)

5. Income taxes

As at September 30, 2004, the Company has net operating losses carried forward of approximately $1,800,000 that may be offset against future taxable income to 2024. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount. Utilization of the carry-forwards is dependent on future taxable income and could further be limited due to a change in control of the Company's ownership as defined by Internal Revenue Section 382.

6. Proposed Merger

On May 20, 2004, the Company entered into a non-binding letter of intent with Idea One, Inc., a privately owned company involved in the development of battery cell technology. The transaction anticipates that Idea One will be acquired by the Company in a reverse merger transaction pursuant to which the shareholders of Idea One will control the combined entity. The letter of intent was amended on November 1, 2004 and is subject to certain conditions precedent as follows:

1. The Company is required to loan Idea One $500,000 in the form of a convertible debt instrument no later than December 1, 2004 in anticipation of a definitive merger agreement between the parties. On November 8, 2004 the Company disbursed $200,000 in the form of a convertible loan to Idea One. The loan bears interest of 7% per annum payable in shares of Idea One common stock. Should the Company conclude a merger with Idea One then the loan will either be extinguished or consolidated as an inter-company loan. However, should the Company not conclude a merger with Idea One then the outstanding principal and interest due on the loan will be converted into shares of Idea One valued at the lesser of $0.90 per share or a conversion price equivalent to the price at which shares of Idea One have been sold during the period between the execution of the loan agreement and the maturity date which will be no later than June 20, 2005.

2. The Company is required to enter into a definitive merger agreement with Idea One by January 1, 2005.

3. The Company is required to complete an equity financing of not less than $1,500,000 by March 15, 2005. The parties to the letter of intent anticipate that the closing of a definitive merger agreement will be coincident to the completion of the noted equity financing.

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

The Company has no final agreement to acquire any business as of the date of this filing. However, the Company has entered into a non-binding letter of intent dated May 20, 2004 as amended on November 1, 2004 with Idea One, Inc., a private company involved in the development of battery cell technology. The letter of intent as amended anticipates the merger of the Company with Idea One whereby Idea One will control the combined entity through a reverse merger.

Prior to acquiring Idea One, the Company must satisfy certain conditions which include an obligation to loan Idea One $500,000 in the form of a convertible debenture instrument no later than December 1, 2004, execute a definitive merger agreement with Idea One by January 1, 2005, complete due diligence inquiries, obtain an approval of the transaction from the Company's board of directors and the shareholders and the Company's complete of a private placement of the Company's equity in an minimum aggregate amount of $1,500,000 no later than March 15, 2004. The Company and Idea One anticipate that the definitive merger agreement will close coincident with the completion of the Company's private placement in the minimum amount of $1,500,000. On November 8, 2004 the Company disbursed $200,000 to Idea One as part of the obligation to loan $500,000 by December 1, 2004.

Liquidity and Capital Resources

As of September 30, 2004, the Company had no significant assets. Nonetheless, management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2004 although there can be no assurance to that effect, as the Company has no revenues and its need for capital has changed dramatically as it proceeds to satisfy the terms of the letter of intent with Idea One. Accordingly, the Company remains in the process of raising capital through a private equity placement to be used for the sole purpose of satisfying its obligation under the letter of intent with Idea One to loan Idea One $500,000. The Company had raised a total of $270,000 as of September 30, 2004, $200,000 of which was loaned to Idea One on November 8, 2004 after management obtained releases from all subscribers to the private placement authorizing the early release of funds. Should the Company be unsuccessful in completing the anticipated equity placements in connection with the obligations created by its letter of intent with Idea One, the Company will most likely have to obtain loans from shareholders to maintain its continuous disclosure requirements until such time as an alternative acquisition or merger candidate is identified.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company had a working capital deficit of $286,253 due to the restricted status $270,000 in cash as of September 30, 2004. The restricted nature of this cash was released on November 8, 2004. Sona and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

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

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements in connection with Idea One; (ii) uncertainties involved in the acquisition of Idea One; (iii) the ability of the Company to achieve sufficient revenues through Idea One to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2. CHANGES IN SECURITIES

On September 29, 2004 the Company authorized the issuance of 192,250 shares of common stock to Michael Baybak valued at $0.10 per share in settlement of an amount due of $19,225 in settlement of debt, relying on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for funds loaned to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On September 30, 2004 the Company authorized the issuance of 85,064 shares of common stock to Michael Baybak valued at $0.10 per share in settlement of an amount due of $25,004 pursuant to the terms of a consulting agreement, relying on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2004.

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