Form 10KSB/A
period 2004-12-31
SONA DEVELOPMENT CORP
filed 2005-08-04
CIK 1099728

SONA DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2004

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company
3(i)(b)	*	Amended Articles of Incorporation of the Company
3(i)(c)	**	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.
3(iii)	*	Bylaws of the Company
10(i)	**	Debt Settlement Agreement with Pensbreigh Holdings, Ltd. dated December 19, 2002.
10(ii)	**	Debt Settlement Agreement with Value Invest, Ltd. dated December 19, 2002.
10(iii)	**	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(iv)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(v)	**	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(vi)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(vii)	**	Debt Settlement Agreement with Valor Invest Ltd. dated December 19, 2002.
10(viii)	**	Debt Settlement Agreement with Carmin Bua, dated December 19, 2002.
10(ix)	**	Debt Settlement Agreement with Portfolio Management Ltd. dated December 19, 2002.
10(x)	**	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(xi)	**	Debt Settlement Agreement with Elysio Capital Corp. dated December 19, 2002.
14	***	Code of Ethics dated March 1, 2004
31	Attached

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