Form 10QSB
period 2005-06-30
SONA DEVELOPMENT CORP
filed 2005-08-15
CIK 1099728

2

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000).
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000).
3(i)(c)	*	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002 (incorporated by reference from the Form 10KSB filed with the Commission on April 3, 2003.)
3(ii)	*	Bylaws of the Company (incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000).
10(i)	*	Consulting Agreement with Michael Baybak dated July 1, 2003 (incorporated by reference from the Form 10QSB filed with the Commission on November 6, 2003.)
10(ii)	*	Debt Settlement Agreement with Michael Baybak dated March 30, 2004 (incorporated by reference from the Form 10QSB filed with the Commission on May 14, 2004).
14	*	Code of Ethics dated March 1, 2004 (incorporated by reference from the Form 10KSB filed with the Commission on March 30, 2004.)
31	Attached

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

* Incorporated from prior filings made with the Securities and Exchange Commission.