Form 10QSB
period 2005-09-30
SONA DEVELOPMENT CORP
filed 2005-11-21
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 0-28311

SONA DEVELOPMENT CORP.
(Exact name of small business issuer as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	76-027334 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Office)          (Postal Code)

(604) 602-1717
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 18, 2005 was 11,200,705.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September 30, 2005	4
Unaudited Statement of Operations for three and nine month periods ending September 30, 2005 and 2004 and the period from inception to September 30, 2005	5
Unaudited Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 and the period from inception to September 30, 2005	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	14
ITEM 3. CONTROLS AND PROCEDURES	18
PART II.
ITEM 1. LEGAL PROCEEDINGS	18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS	19
SIGNATURES	20
INDEX TO EXHIBITS	21

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Sona Development Corp., a Texas corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SONA DEVELOPMENT CORP. (A Development Stage Company) Balance Sheets

	September 30,	December 31,
	2005	2004
	- $ -	- $ -
	(Unaudited)
ASSETS

CURRENT
Cash	57,010	4,211
Amounts receivable	-	-
Prepaid expenses	-	3,000
	57,010	7,211
PROMISSORY NOTES (Note 8)	1	1

	57,011	7,212

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
Accounts payable and accrued liabilities	14,958	31,783
Advances due to related party (Note 4)	99,072	57,358

	114,030	89,141

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 3)
Authorized
100,000,000 common shares with a par value of $0.0001
Issued and outstanding
10,175,025 (December 31, 2004 - 9,138,737)	1,017	913
Additional paid-in capital	2,439,617	2,107,521
Subscription receivable	-	(35,000)
Accumulated deficit during development stage	(2,497,653)	(2,155,363)
(57,019)	(81,929)

57,011	7,212

Going concern (Note 1)
Commitments (Notes 6)
Proposed Merger (Note 7)
Subsequent event (Note 9)
- See Accompanying Notes -

SONA DEVELOPMENT CORP. (A Development Stage Company) Interim Statements of Operations (Unaudited)

Cumulative From December 28, 1988 (inception) to
Three months ended September 30,	Nine months ended September 30,	September 30
	2005	2004	2005	2004	2005
	- $ -	- $ -	- $ -	- $ -	- $ -

General and administrative costs	41,995	34,682	119,214	111,683	2,052,578

Recovery of consulting fees	-	-	-	-	(45,000)

	(41,995)	(34,682)	(119,214)	(111,683)	(2,007,578)

Interest income	9,374	-	24,663	-	26,710
Gain on forgiveness of debt	-	-	-	-	8,000
Write down of promissory note & Loan (Note 8)	(8,949)	-	(247,739)	-	(524,785)

Net loss for the period	(41,570)	(34,682)	(342,290)	(111,683)	(2,497,653)

Loss per common share - basic	(0.00)	(0.00)	(0.03)	(0.01)

Weighted average number of common shares - basic and diluted	10,175,025	7,991,987	9,960,313	7,851,758

- See Accompanying Notes -

`

SONA DEVELOPMENT CORP. (A Development Stage Company) Interim Statements of Cash Flows (Unaudited)

Cumulative From December 28, 1988 (inception) to September 30, 2005
Nine months ending
September 30,
	2005	2004
	- $ -	- $ -	- $ -
OPERATING
Net loss for the period:	(342,290)	(111,683)	(2,497,633)
Items not involving an outlay of cash:
Common stock issued for consulting services	12,200	36,500	734,200
Common stock issued for services	-	-	70,830
Common stock issued for organization costs	-	-	33
Common stock issued for other services	-	14,057	79,903
Gain on forgiveness of debt	-	-	(8,000)
Write down of promissory notes & Loan	247,739	-	524,786
Changes in non-cash working capital items:
Accounts and amounts receivable	-	(5,680)	(2,352)
Prepaid expenses	3,000	-	-
Accounts payable and accrued liabilities	(13,232)	(11,476)	398,965
	(92,583)	(78,282)	(699,288)

INVESTING
Loan to Smart Card Technologies Co., Ltd.	-	-	(600,000)

FINANCING
Bank indebtedness	-	-	128
Promissory note & Loan	(247,739)	-	(524,786)
Advances from a related party	38,121	78,651	440,089
Private Placement subscription received	-	270,000	-
Restricted case	-	(270,000)	-
Loans payable	-	-	680,000
Common stock issued for cash	355,000	-	760,867
	145,382	78,651	1,356,298

NET INCREASE IN CASH	52,799	369	57,010
CASH, BEGINNING OF PERIOD	4,211	2,463	-

CASH, END OF PERIOD	57,010	2,832	57,010

NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of advances from Elysio through assignment of loan to SCT	-	-	600,000
Cash paid for interest	-	-	47,888
Cash paid for taxes	-	-	-
Common stock issued for consulting services	12,200	36,500	734,200
Common stock issued to settle debts	-	84,125	739,458
Common stock issued for organization costs	-	-	33
Common stock issued for other services	-	4,307	79,903
Common stock issued to settle trade payables	-	16,740	136,062
- See Accompanying Notes -

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

1.     NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sona Development Corp. (the “Company”) was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

Going Concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has had limited activity since its inception. The Company has no tangible assets, has had recurring operating losses, has accumulated operating losses of $2,497,653 as at September 30, 2005, and does not have an established source of revenue. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

It is management’s intention to pursue various potential products and identify funding sources until such time as there is sufficient operating cash flow to fund operating requirements.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Comparative figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Use of estimates

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

(b)     Foreign currency translation

The Company considers the U.S. dollar its functional currency. Monetary assets and liabilities resulting from foreign currency transactions are translated into U.S. dollar equivalents using the period end conversion rates. Revenues, expenses, receipts and payments are translated throughout the period at exchange rates prevailing at the date of the transaction. Exchange gains and losses are included in the loss for the period.

(c) Income taxes

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

(d) Financial instruments

The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is not currently exposed to any significant credit risk or currency risk.

(e) Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. As the Company did not grant any stock options during 2004 and 2005 no pro-forma disclosure has been provided.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

(e)     Stock-Based Compensation- Continued

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

(f)     Loss per share

The Company follows Statement of Financial Standard No. 128 to calculate earnings (loss) per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. Diluted earnings (loss) per share has not been presented as the effect on basic earnings per share is anti-dilutive.

3.     CAPITAL STOCK

Stock split

In 1997, the Company’s Board of Directors authorized a 1,000-for-one stock split and the cancellation of 30,000,000 shares as part of a reorganization and reincorporation. In January of 2000, it authorized a two-for-one stock split. In October of 2002, it authorized a one-for-ten reverse stock split that was affected on December 28, 2002.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

3.     CAPITAL STOCK — CONTINUED

Stock options

The Company has not yet issued any options on its common stock and has not recorded any stock-based compensation.

Stock issuances

During the nine months ended September 30, 2005, the Company issued 914,288 shares of its common stock at $0.35 per share for proceeds of $355,000 pursuant to a private placement.

On April 5, 2005, 122,000 shares of common stock were issued to a significant shareholder in settlement of $12,200 of debt. (Refer to Note 4.)

During the year ended December 31, 2004, the Company pursued a private placement of its common stock at a price of $0.35 per share to raise sufficient funds to loan Idea One, Inc. (“Idea One”) $500,000 pursuant to its letter of intent as amended (See Note 7). The terms of the private placement indicated to subscribers that all funds raised would be held in escrow until such time as sufficient funds were raised to meet the $500,000 loan obligation to Idea One. However, in the event the Company decided not to proceed in accordance with the terms of the letter of intent, all funds raised were to be returned to the subscribers. As of December 31, 2004 the Company had raised $270,000 pursuant to the private placement, all of which was initially placed into an escrow account.

On December 28, 2004, the letter of intent with Idea One was amended to permit the partial payment of the $500,000 loan obligation. As of September 30, 2005, the Company had loaned $500,000 (December 31, 2004 — $275,000) to Idea One secured by Promissory Notes made by Idea One (Note 8). Prior to disbursing the $500,000, the Company obtained releases from all subscribers to the private placement authorizing the release of the funds.

On December 3, 2004, the Company authorized the issuance of 871,572 shares of its common stock to the subscribers to the private placement at a price of $0.35 per share for a total of $305,050. As at December 31, 2004, the Company had received $270,050 in cash from the private placement leaving a balance of $35,000 recorded in the accounts as subscriptions receivable (received during the three months ended March 31, 2005).

On September 30, 2004 the Company issued 85,064 shares of its common stock in lieu of a cash payment for services rendered according to a consulting agreement by a significant shareholder and expenses incurred on behalf of the Company in the amount of $13,725.

On September 29, 2004 the Company issued 192,250 shares of its common stock to repay advances made by a significant shareholder in the amount of $31,020.

On May 28, 2004 the Company issued 86,000 shares of its common stock to repay advances made by a significant shareholder in the amount of $8,600.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

3.     CAPITAL STOCK – CONTINUED

On May 18, 2004 the Company issued 50,000 shares of its common stock to a director as compensation for services, valued at $5,000.

On May 11, 2004 the Company issued 65,000 shares pursuant to The 2003 Benefit Plan of Sona Development Corp. to a consultant for legal services valued at $9,750.

In April, 2004 the Company issued a total of 735,782 shares to a significant shareholder as follows: (i) 210,040 shares were issued in lieu of a cash payment for services in the amount of $21,004, which were rendered according to a consulting agreement; and (ii) 525,742 shares were issued to repay advances made in the amount of $52,574.

THE 2003 BENEFIT PLAN

On September 22, 2003, the Company adopted the 2003 Benefit Plan pursuant to which the Company may issue up to 1,000,000 shares of its common stock through stock issuances, or the grant of stock options to acquire the Company’s common stock, to employees, consultants or advisors, who contribute to the success of the Company provided that bona fide services are rendered to the Company and that such services are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the Company’s benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The 2003 Benefit Plan was registered under Form S-8 with the Securities and Exchange Commission on October 2, 2003. To date the Company has issued 65,000 shares pursuant to The 2003 Benefit Plan of Sona Development Corp. to a consultant for legal services valued at $9,750 but has not granted any options under the plan.

4.     RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions paid or accrued during the nine months ended September 30, 2005 and 2004:

                                                        2005               2004

                                                  ------------------ ------------------
Consulting fees to a director                          $30,593            $29,075
Consulting fees to a significant shareholder            31,500             31,500
Rent to a shareholder                                    9,000              9,000
                                                  ------------------ ------------------
                                                       $71,093            $69,575
                                                  ================== ==================

The amount due to a related party of $99,072 (December 31, 2004 — $57,358) is due to a significant shareholder for cash loans, consulting fees and reimbursable expenses. Cash loans bear interest at 8% per annum and are repayable on demand. Of the loans provided by this significant shareholder, $45,234 is secured by a promissory note, due no later than December 31, 2005. Also, by agreement dated February 1, 2005, the Company agreed to settle $12,124 of debt due to this director in exchange for 121,239 shares of common stock. On April 5, 2005, 122,000 shares of common stock were issued to this significant shareholder in settlement of $12,200 of debt.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

4.     RELATED PARTY TRANSACTIONS AND BALANCES (continued)

On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer and director. The agreement has an automatic renewal provision unless terminated by either party. During the period ended September 30, 2005, the Company recognized consulting fees of approximately $27,000.

(Refer to Note 9.)

5.     INCOME TAXES

As at September 30, 2005, the Company has net operating losses carried forward of approximately $2,500,000 that may be offset against future taxable income to 2022. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount. Utilization of the carry-forwards is dependent on future taxable income and could further be limited due to a change in control of the Company’s ownership as defined by Internal Revenue Section 382.

6. COMMITMENTS

The Company had an agreement to pay a shareholder consulting fees of $3,500 per month commencing July 1, 2003 for a term of one year. The agreement has been renewed for two successive one-year terms.

On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer and director, which agreement had an initial one-year term renewable without notice. The agreement requires the Company to pay the officer and director $2,675 a month for services. The consulting agreement is automatically renewed and has been increased to $3,000 per month.

7.     PROPOSED MERGER

On May 20, 2004, as amended November 1, 2004, November 19, 2004, December 28, 2004, March 22, 2005, April 22, 2005, July 15, 2005, and November 14, 2005, the Company entered into a non-binding letter of intent, as amended, with Idea One, a privately owned company involved in the development of battery cell technology. The letter of intent, as amended, anticipates that Idea One will be acquired by the Company in a reverse merger transaction (“Sona Merger”) pursuant to which the shareholders of Idea One will control the combined entity. The closing date for the reverse merger transaction, as contemplated in the letter of intent, as amended, is April 30, 2006. However, precedent and coincident to closing the Company must satisfy certain conditions per the letter of intent including: (a) loaning Idea One $500,000 in the form of convertible debt instruments or promissory note (satisfied in full on April 8, 2005); b) entering into a definitive agreement with Idea One by March 15, 2006 that will close no later than April 30, 2006; c) completing an equity financing of not less than $1,500,000 by or before April 30, 2006; d) obtaining the approval for the transaction by the board of directors and the shareholders of the Company and Idea One; and e) completing satisfactory due diligence.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

8.     PROMISSORY NOTES

On November 10, 2004, December 29, 2004, March 22, 2005, and April 08, 2005, Promissory Notes (“Notes”) totaling $500,000 were executed by Idea One payable to the order of the Company for advances made. On November 14, 2005 the terms of all of the above Notes totaling $500,000 were amended.

Terms of the Notes are as follows:

1.	The Notes bear interest at a rate of 7% per annum on the unpaid principal amount outstanding.

2.

The entire outstanding principal amount of the Notes, together with all interest accrued thereon, as amended, is due and payable in Idea One’s common stock on a date which shall be the earlier to occur of (a) the Sona Merger or (b) by April 30, 2006 (“Amended Maturity Date”).

3.

In the event of a merger with or acquisition of Idea One by the Company, the Notes will be consolidated with the Company’s financial statements as loans or forgiven on merger. However, should the Company not conclude a merger with Idea One on or before April 30, 2006 then on May 1, 2006 the outstanding principal and interest due on the Notes will be converted into shares of Idea One valued at the lesser of $0.90 per share or a conversion price equivalent to the lowest price per share at which shares of Idea One common stock have been sold between November 14, 2005 and the Amended Maturity Date. As at September 30, 2005, the Company has recorded accrued interest totaling $24,624.

.4.	Accrued interest on the Notes shall compound quarterly and be added to the unpaid principal amount of the Notes.

As of September 30, 2005 the Company has written down the carrying value of the Notes to $1 due to the uncertainty of: (1) the ability of the Company to complete the proposed merger; and (2) the ultimate value of any shares of Idea One that the Company may receive.

9.     SUBSEQUENT EVENT

On October 14th, 2005 an agreement was reached with a significant shareholder to whom the Company owed $102,568 in unpaid consulting fees, loans, and expenses, with accrued interest. Under the agreement the Company issued 1,025,680 common stock shares to satisfy said debt.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties that are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements in connection with Idea One; (ii) uncertainties involved in the acquisition of Idea One; (iii) the ability of the Company to achieve sufficient revenues through Idea One to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004.

Business

The Company’s plan of operation for the coming year is to conclude a definitive merger or acquisition agreement with Idea One, Inc. (“Idea One”) or in the event that a definitive agreement is not concluded, to identify and acquire an alternative business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each alternative opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment to enter into or become engaged in any transaction, as of the date of this filing except a letter of intent, as amended on November 14, 2005, that would cause the Company to reach a definitive agreement with Idea One, a private company involved in the development of battery cell technology. The letter of intent anticipates a reverse merger of the Company with Idea One whereby the shareholders of Idea One will control the combined entity. The closing date for this transaction is contemplated to be no later than April 30, 2006.

The letter of intent with Idea One, is subject to certain conditions precedent and coincident as follows:

1.

The Company is required to loan Idea One $500,000 in the form of convertible debt instruments or promissory notes no later than May 1, 2005 in anticipation of a definitive agreement. The loan requirement was satisfied in full on April 8, 2005.

2.	The Company is required to enter into a definitive agreement with Idea One by March 15, 2006 that will close no later than April 30, 2006.

3.

The Company is required to complete an equity financing of not less than $1,500,000 by April 30, 2006. The Company anticipates the execution of a definitive agreement with Idea One coincident to the completion of the required equity financing.

4.	The approval of the transaction by the board of directors and the shareholders of the Company and Idea One.

5.	The completion of satisfactory due diligence by both the Company and Idea One.

Results of Operations

During the nine month period ended September 30, 2005, the Company was involved in completing a private placement of its common stock to fund operations and the loan obligation pursuant to the letter of intent, as amended with Idea One. The Company completed the $500,000 loan to Idea One on April 8, 2005. The Company is now focused on forging a definitive agreement for the acquisition or merger with of Idea One and expects to sign such an agreement by March 15, 2006.

The Company does not expect to receive revenues within the next twelve months of operation as Idea One remains in the research and development stage with no significant revenues.

Should the Company fail to acquire or merge with Idea One, it will resume the process of identifying a favorable business opportunity, which opportunity if acquired, may or may not produce revenue.

Net Losses

For the period from December 28, 1988 to September 30, 2005, the Company recorded an operating loss of $2,497,653. The Company’s operating losses are attributable to general and administrative expenses. The general and administrative expenses include incorporation costs, accounting expenses, professional fees consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. General and administrative expenses also include a write down on promissory notes and loans in the amount of $524,786 since inception. The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2005 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to September 30, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $57,010 and total assets of $57,011 as of September 30, 2005. These assets consist of cash on hand of $57,010 and $1 credited to the value of certain promissory notes due on or before April 30, 2006. Net stockholders deficiency in the Company was $57,019 at September 30, 2005.

During the first nine months of 2005 the Company conducted a private placement of its common stock at a price of $0.35 per share to raise sufficient funds to loan Idea One $500,000 pursuant to its letter of intent as amended. The Company raised a total of $320,000 and authorized the issuance of 914,288 shares of common stock in connection with the private placement. Loans totaling $500,000 were made to Idea One as of September 30, 2005.

The loans to Idea One are in the form of convertible debt instruments or promissory notes, to be satisfied by Idea One no later than April 30, 2006 as part of a definitive acquisition agreement between the parties. The promissory notes bear interest at 7% per annum. Should the Company conclude the acquisition of Idea One then the promissory notes will be consolidated as inter-company loans or extinguished in accordance with generally accepted accounting principles. However, should the Company not conclude the acquisition of Idea One then the outstanding principal and interest due on the loans will be converted into shares of Idea One valued at the lesser of $0.90 per share or a conversion price equivalent to the price at which shares of Idea One have been sold during the period between the execution of the promissory notes and the amended maturity date.

Cash flow used in operating activities was $92,583 for the nine month period ended September 30, 2005 as compared to cash flow used in operating activities of $78,282 for the nine month period ended September 30, 2004. Cash flow was used in operating activities was due in large part to an increase in net losses over the comparative nine month periods.

Cash flow provided from financing activities was $145,382 for the nine month period ended September 30, 2005 as compared to cash flow provided from financing activities of $78,651 for the nine month period ended September 30, 2004. Funds realized from financing activities in the current nine month period from the sale of common equity in the amount of $355,000 and advances from a significant shareholder of the Company in the amount of $38,121 were offset by a write down in the value of the loans advanced to Idea One in the amount of $247,739.

On September 22, 2003, the Company adopted the 2003 Benefit Plan (the “Plan”) pursuant to which the Company may issue up to 1,000,000 shares of its common stock through stock issuances, or the grant of stock options to acquire the Company’s common stock, to employees, consultants or advisors, who contribute to the success of the Company provided that bona fide services are rendered to the Company and that such services are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the Company’s benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s securities. The Plan was registered under Form S-8 with the Securities and Exchange Commission on October 2, 2003. To date the Company has issued 65,000 shares pursuant to the Plan to a consultant for legal services valued at $9,750 but has not granted any options under the Plan.

The Company’s current assets may not be sufficient to conduct its plan of operation over the next twelve (12) months. Should the Company acquire Idea One over the next twelve month period then cash requirements may exceed current assets and the Company will have to seek further debt or equity financing to fund operations and meet financial obligations related to that transaction. However, should the Company be unsuccessful in completing the anticipated equity placements in connection with the obligations created by its letter of intent, as amended, with Idea One, the anticipated acquisition of Idea One may not be realized. In the event that the Company does not complete its acquisition or merger with Idea One then it would most likely have to obtain loans from shareholders or pursue alternative private equity placements in order to maintain its continuous disclosure requirements until such time as an alternative acquisition or merger candidate is identified.

The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. Although, the Company’s major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended September 30, 2005 and 2004 included in the Company’s Form 10-QSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $2,155,363 as of December 31, 2004, which increased to $2,497,653 as of September 30, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2005 and 2004.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2005 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On October 14, 2005 the Company authorized the issuance of 1,025,680 shares of common stock to Michael Baybek valued at $0.10 per share in settlement of an amount due of $102,568 for previous consulting fees, cash loans and expenses, with interest, to the Company, relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for consulting fees, cash loans and expenses, with interest; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 21 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 18th day of November 2005.

SONA DEVELOPMENT CORP.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

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