Form 10KSB
period 2005-12-31
SONA DEVELOPMENT CORP
filed 2006-04-03
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to              .

Commission file number: 0-28311

SONA DEVELOPMENT, CORP.
(Exact name of small business issuer as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-027334 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Office)          (Postal Code)

(604) 602-1717
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)

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

Yes     X              No

The registrant's total revenues for the year ended December 31, 2005 were $0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $767,022 based on the average closing bid and asked prices for the common stock on March 27, 2006.

On March 29, 2006, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 11,400,705.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General.

As used herein the terms “Company,” “we,” “our”, and “us” refer to Sona Development Corporation, a Texas corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Texas on December 28, 1988, as “Houston Produce Corporation” for the purpose of importing fruit and vegetables from Latin America for sale in the United States. The Company’s plan to import fruit and vegetables was subsequently abandoned. On June 24, 1997, the Company changed its name to “Net Masters Consultants, Inc.”, as part of a plan to become a global Internet service provider. Plans to create an Internet business were discarded in October of 1999. On November 27, 2002, the Company changed its name to “Sona Development Corp.” as part of a corporate restructuring designed to make the Company more attractive to prospective business opportunities. Management has since been searching for a suitable business opportunity, to become part of the Company by acquisition or combination.

On May 20, 2004, we entered into a non-binding letter of intent, as amended, with Idea One, Inc., (“Idea One”), a privately owned company involved in the development of alternative energy products through its 83% owned subsidiary, Advanced Technology Upgrading, Ltd. (“ATU”). ATU, which is located in Israel, has developed a tested and patented rechargeable magnesium battery in conjunction with Bar Ilan Research and Development Company, Ltd., (“Birad”), based on technology acquired from the Bar Ilan University. Idea One believes that the ATU magnesium battery exhibits many characteristics that are superior to existing battery systems, including a longer cycle, extended shelf life and higher energy density. The ATU battery is also environmentally friendly.

The letter of intent, as amended, anticipates that Idea One will be acquired by us in a reverse merger transaction pursuant to which the shareholders of Idea One will control the combined entity. The closing date for the reverse merger transaction, as contemplated in the letter of intent, as amended, is on or before April 30, 2006.

The letter of intent with Idea One remains subject to certain conditions precedent and coincident as follows:

1.

The Company is required to complete an equity financing of not less than $1,500,000 by April 30, 2006. The Company anticipates the execution of a definitive agreement with Idea One coincident to the completion of the required equity financing.

2.	The approval of the transaction by the board of directors and the shareholders of the Company and Idea One.

3.	The completion of satisfactory due diligence by both the Company and Idea One.

We have no commitments to enter into or become engaged in any other merger or acquisition transaction.

Selection of a Business

Since we have no current business, and, in the event the anticipated merger with Idea One is not consummated, our plan of operation will be to seek one or more suitable business combinations or acquisitions to create value for our shareholders. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, though management intends to continue its focus on opportunities related to natural resources. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company will not be able to diversify and will be limited to one merger or acquisition. The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the our relative negotiating strengths. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business After Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Government Regulation

The Company cannot anticipate the government regulations, if any, to which we may be subject until we have acquired an interest in a business. The use of assets to conduct a business that we may acquire could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of the Company, the effects of any government regulation on the prospective business of the Company. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. The Company can provide no assurance that we will be successful in obtaining a suitable business opportunity.

Marketability

As we currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Research and Development

We spent no amounts on research and development activities during each of the last two fiscal years.

Employees

The Company currently has no employees. Our executive officer devotes as much time to the affairs of the Company as she deems appropriate. Our management expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1988, our operations have resulted in a continuation of losses and an accumulated deficit which reached $2,562,619 at December 31, 2005. During fiscal 2005, we recorded a net loss of $407,256. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

There can be no assurance that Company will acquire Idea One.

We signed a letter of intent to merge with Idea One on May 20, 2004. As per the letter of intent, as amended, we were required to enter into a definitive agreement on or before March 15, 2006 to close on or before April 30, 2006. As of the date of this report we have not closed the merger agreement with Idea One. However we are continuing to pursue this transaction and although we are in the process of finalizing the agreement, it cannot be assured that we will ever enter into a definitive agreement. Further, if the agreement is finalized, it cannot be assured that the agreement will close on the expected date of April 30, 2006, if ever.

Idea One will not likely be profitable in the next twelve months and may never be profitable.

Idea One remains in the research and development stage with no significant revenues and will not likely be profitable within the next twelve month. Idea one is involved with alternative energy products through its 83% owned subsidiary who has developed, tested and patented a rechargeable magnesium battery. Idea One believes that their magnesium battery exhibits many characteristics that are superior to existing battery systems, including a longer cycle, extended shelf life and higher energy density. However, it cannot be assured that their magnesium battery will live up to their expectations, or, if the battery lives up to their expectations and is marketed, that the battery will be accepted by the public. Therefore, the possibility of future profits by Idea One is purely speculative.

The Company’s limited financial resources cast doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. If we do not merge with Idea One, the prospect of another acquisition is doubtful due to the Company’s limited financial resources. Since we have no current profitable business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

We are dependent upon a key person, who would be difficult to replace.

Our continued operation will be largely dependent upon the efforts of Nora Coccaro, our sole officer and director. We do not maintain key-person insurance on Ms. Coccaro. Our future success also will depend in large part upon the Company’s ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of Ms. Coccora, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives such as the acquisition of a suitable business opportunity.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: www.sec.gov.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains limited office space on a month-to-month basis at a cost of $1,000 per month which is paid to our Nora Coccaro, our sole officer and director. The address of our office is 1066 West Hastings Street Suite 2310, Vancouver, British Columbia, Canada V6E 3X2. We do not believe that we will need to obtain additional office space until such time as we have acquired Idea One or some other business opportunity.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc., under the symbol, “SDVC”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

YEAR	QUARTER ENDING	HIGH	LOW
2005	December 31	$0.60	$0.10
	September 30	$0.31	$0.18
	June 30	$0.65	$0.15
	March 31	$0.20	$0.12
2002	December 31	$0.55	$0.18
	September 30	$0.55	$0.19
	June 30	$0.55	$0.12
	March 31	$0.20	$0.12

Record Holders

As of March 29, 2006, there were approximately 60 shareholders of record holding a total of 11,400,705 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

On October 14, 2005, the Company authorized the issuance of 1,025,680 shares of common stock to Michael Baybak valued at $0.10 per share in settlement of an amount due of $102,568 for previous consulting fees, cash loans and expenses, with interest, to the Company, relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

The Company complied with the exemptions’ requirements based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for the settlement of an amount due; (3) the offeree committed to hold the stock for at least one year; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 15, 2005, the Company authorized the issuance of 50,000 shares of common stock to Nora Coccaro, the Company’s sole officer and director, valued at $0.50 per share, as compensation for services in the amount of $25,000, relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

The Company complied with the requirements of Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services; (3) the offeree committed to hold the stock for at least one year; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by issuing to only to one offeree who was outside the United States at the time the shares were issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On February 17, 2006, the Company authorized the issuance of 150,000 shares of common stock to Michael Baybak valued at $0.35 per share or an aggregate of $52,500 in exchange for services, relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

The Company complied with the exemptions’ requirements based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services; (3) the offeree committed to hold the stock for at least one year; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2005.

Plan of Operation

The Company’s plan of operation for the coming year, as discussed above, is to enter into a definitive agreement with Idea One, or, in the event that a definitive agreement is not reached, to identify and acquire an alternative business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each alternative opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment to enter into or become engaged in any transaction, as of the date of this filing, except a letter of intent, as amended on November 14, 2005, that would cause the Company to reach a definitive agreement with Idea One, a private company involved in the development of battery cell technology. The letter of intent anticipates a reverse merger of the Company with Idea One whereby the shareholders of Idea One will control the combined entity. The closing date for this transaction is contemplated to be no later than April 30, 2006.

The letter of intent with Idea One remains subject to certain conditions precedent and coincident as follows:

1.

The Company is required to complete an equity financing of not less than $1,500,000 by April 30, 2006. The Company anticipates the execution of a definitive agreement with Idea One coincident to the completion of the required equity financing.

2.	The approval of the transaction by the board of directors and the shareholders of the Company and Idea One.

3.	The completion of satisfactory due diligence by both the Company and Idea One.

Results of Operations

During the twelve month period ended December 31, 2005, the Company was involved in the negotiation and execution of a letter of intent to acquire Idea One, and had conducted a private placement of our common stock to fund operations and the loan obligation under the letter of intent, as amended.

We do not expect to receive revenues within the next twelve months of operation as Idea One remains in the research and development stage with no significant revenues. Further, in the event we do not acquire Idea One, we will resume the process of identifying a favorable business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to these uncertainties, we do not expect any revenues until such time as a revenue producing acquisition is accomplished.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to December 31, 2005.

Capital Resources and Liquidity

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $28,644 and total assets of $28,645 as of December 31, 2005. These assets consist of cash on hand of $28,644 and $1 credited to the value of certain promissory notes with Idea One due on April 30, 2006. Stockholders deficit in the Company was $5,583 at December 31, 2005.

During 2004 we began a private placement of our common stock at a price of $0.35 per share to raise sufficient funds to loan Idea One $500,000 pursuant to the letter of intent, as amended. We had raised a total of $270,050 as of December 31, 2004. Loans totaling $275,000 were made to Idea One as of December 31, 2004. During 2005, the Company completed additional private placements for proceeds of $320,000 and we had loaned Idea One an additional $225,000 as of December 31, 2005. The loans to Idea One are in the form of convertible debt instruments or promissory notes, to be satisfied by Idea One no later than April 30, 2006 as part of the expected merger agreement. The promissory notes bear interest of 7% per annum. Should the Company conclude the acquisition of Idea One, the promissory notes will be consolidated as inter-company loans or extinguished in accordance with generally accepted accounting principles. However, should the Company not conclude the acquisition of Idea One, the outstanding principal and interest due on the loans will be converted into shares of Idea One valued at the lesser of $0.90 per share or a conversion price equivalent to the price at which shares of Idea One have been sold during the period between the execution of the promissory notes and the maturity date which is no later than April 30, 2006.

Subsequent to the year end, on February 17, 2006, we advanced $50,000 to Idea One in exchange for a $50,000 convertible promissory note. The promissory note bears interest at 10% per annum and is due and payable in Idea One’s common stock on a date which shall be the earlier of the merger or March 31, 2006. Accrued interest on the note shall compound quarterly and be added to the unpaid principal amount of the previous promissory notes. However, should the Company not conclude the acquisition of Idea One, the outstanding principal and interest due on the loans will be converted into shares of Idea One valued at the lesser of $0.40 per share or a conversion price equivalent to the lowest price per share at which shares of Idea One have been sold during the period between February 17, 2006, and March 31, 2006.

Should the anticipated acquisition of Idea One be abandoned, the Company will most likely have to obtain loans from shareholders or pursue alternative private equity placements in order to maintain its continuous disclosure requirements until such time as an alternative acquisition or merger candidate is identified.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months whether or not the acquisition of Idea One is completed. No assurances can be given that funding is available or would be available to the Company on acceptable terms. Our inability to obtain funding would have a material adverse affect on our plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation” and “Description of Business”, with the exception of historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

- our anticipated financial performance and business plan;

- the sufficiency of existing capital resources;

- our ability to raise additional capital to fund cash requirements for future operations;

- uncertainties related to the Company’s future business prospects with Idea One;

- the ability of the Company to generate revenues to fund future operations;

- the volatility of the stock market and;

- general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2005 and 2004 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations. See Note 1(e) for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In July 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or earnings.

In March2005, the FASB issued FASB Interpretation (“FIN”) No.47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No.143". Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.The guidance in this FSP amends FASB Statements No.115, Accounting for Certain Investments in Debt and Equity Securities, and No.124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No.18, The Equity Method of Accounting for Investments in Common Stock.This FSP is effective for reporting periods beginning after December15, 2005.We do not believe the adoption of this FSP will have a material impact on our financial statements.

Going Concern

The Company’s auditors’ report included an explanatory paragraph disclosing substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $2,562,619 as of December 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profitable business and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing net revenues from Idea One or some another suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.           FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2005 are attached hereto as F-1 through F-16.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

December 31, 2004

                                                                                     Page

             Reported of Independent Registered Public Accounting Firm               F-2

             Balance Sheets                                                          F-3

             Statements of Operations                                                F-4

             Statements of Stockholders' Deficit                                     F-5

             Statements of Cash Flows                                                F-7

             Notes to Financial Statements                                           F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Sona Development Corp.:

We have audited the accompanying balance sheets of Sona Development Corp. (a development stage enterprise) as of December 31, 2005 and 2004 and the statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ equity (deficit) for the years ended December 31, 2005 and 2004, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dale Matheson Carr-Hilton LaBonte

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 14, 2006

                                                SONA DEVELOPMENT CORP.
                                            (A Development Stage Company)

                                                    BALANCE SHEETS

                                                                              December 31,         December 31,
                                                                                  2005                    2004
                                                                          ---------------------    --------------------
                                 ASSETS

CURRENT

         Cash                                                             $              28,644    $             4,211

         Prepaid Expenses                                                                     -                  3,000
                                                                          ---------------------    --------------------

                                                                                         28,644                   7,211

PROMISSORY NOTES (Note 8)                                                                     1                       1
                                                                          ---------------------    --------------------

                                                                          $              28,645     $             7,212
                                                                          =====================    ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

         Accounts payable and accrued liabilities                          $             11,371     $           31,783

         Amounts due to a related party (Note 3)                                         11,691                 57,358
                                                                          ---------------------    --------------------

                                                                                         23,062                 89,141
                                                                          ---------------------    --------------------

COMMITMENTS (Notes 7, 8 and 9)
STOCKHOLDERS'  EQUITY
         Capital stock (Note 5)
         Authorized
              100,000,000 common stock with par value of $0.0001
         Issued and outstanding

              11,250,705 common stock (2004 - 9,138,737)                                  1,124                    913

         Additional paid-in capital                                                   2,567,078              2,107,521

         Stock subscriptions                                                                  -               (35,000)

         Deficit accumulated during the development stage                           (2,562,619)            (2,155,363)
                                                                          ---------------------    --------------------

                                                                                          5,583               (81,929)
                                                                          ---------------------    --------------------

                                                                           $             28,645     $            7,212
                                                                          =====================    ====================
                   - The accompanying notes are an integral part of these financial statements -

                                                SONA DEVELOPMENT CORP.
                                             (A Development Stage Company)

                                               STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                     results of
                                                                                                   operations from
                                                                     Year Ended                     December 28,
                                                                                                    1988 (date of
                                                                   December 31,                     inception) to
                                                             2005                 2004            December 31, 2005
                                                       -----------------    -----------------    --------------------
                                                              $                    $                      $

General and administrative costs                                182,256              172,412               2,115,620
Recovery of consulting fees                                           -                    -                (45,000)
                                                       -----------------    -----------------    --------------------
                                                              (182,256)            (172,412)             (2,070,620)
Interest income                                                       -                2,047                   2,047
Gain on forgiveness of debt                                           -                    -                   8,000
Write down of promissory notes (Note 8)                       (225,000)            (277,046)               (502,046)
                                                       -----------------    -----------------    --------------------
         Net loss for the year                                (407,256)            (447,411)             (2,562,619)
                                                       =================    =================    ====================

Loss per common share - basic and diluted                        (0.04)               (0.06)
                                                       =================    =================

Weighted average common shares -
  basic and diluted                                          10,106,956            7,851,420
                                                       =================    =================

                   - The accompanying notes are an integral part of these financial statements -

                                                                             SONA DEVELOPMENT CORP
                                                                         (A Development Stage Company)
                                                                       STATEMENT OF STOCKHOLDERS' EQUITY
      ---------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                          Deficit
                                                                                                                                        Accumulated
                                                                                                                        Stock              During
                                                                                                 Additional
                                                         Common Stock                               Paid           Subscriptions/       Development

                                                            Shares              Amount           In Capital         Obligations            Stage                Total
      ------------------------------------------------ ------------------ --- ----------- --- ----------------- --- ------------- -- ------------------ -- ----------------

       Inception at December 28, 1988                  -                  $   -           $   -                 $   -             $  -                  $  -

       Shares issued for organization costs            33,000                 33,000          (32,967)              -                -                     33

       Net loss                                        -                      -               -                                      (33)                  (33)
                                                       ------------------ --- ----------- --- ----------------- --- ------------- -- ------------------ -- ----------------
       Balances, December 31, 1988 to December 31,
      1996                                             33,000                 33,000          (32,967)              -                (33)                  -

       1,000 for 1 stock split                         32,967,000             -               -                     -                -                     -

       Cancelled 30,000,000 shares                     30,000,000)            (32,700)        32,700                -                -                     -

       Stock issued at $5,00 on June 17, 1997          20,000                 2               99,998                -                -                     100,000

       Net loss                                        -                      -               -                     -                (80,025)              (80,025)
                                                       ------------------ --- ----------- --- ----------------- --- ------------- -- ------------------ -- ----------------
       Balance, December 31, 1997
                                                       3,020,000              302             99,731                -                (80,058)              19,975

       Stock issued at $0.10 per share for services    95,000                 10              9,490                 -                -                     9,500
       Stock issued for cash  at $0.14 per share
      and
            subscription receivable at $0.14 per
      share                                            52,800                 5               7,795                 (2,722)          -                     5,028

       Net loss                                        -                      -               -                     -                (33,798)              (33,798)
                                                       ------------------ --- ----------- --- ----------------- --- ------------- -- ------------------ -- ----------------
       Balance, December 31, 1998
                                                       3,167,800              317             117,016               (2,722)          (113,856)             705

       Net loss                                        -                      -               -                     -                (66,662)              (66,662)
                                                       ------------------ --- ----------- --- ----------------- --- ------------- -- ------------------ -- ----------------
       Balance, December 31, 1999
                                                       3,167,800              317             117,016               (2,722)          (180,518)             (65,957)

       2 for 1 stock split                             3,167,800              317             (317)                 -                -                     -
       Stock issued at $2.00 per share for
      consulting fees                                  320,000                32              639,968               -                -                     640,000
       Stock issued at $2.00 per share to settle
      trade payables                                   20,540                 2               41,078                -                -                     41,080

       Stock issued at $2.00 per share for services    11,960                 2               23,918                -                -                     23,920

       Stock issued per preemptive rights              192                    -               17                    -                -                     17

       Stock subscriptions received                    -                      -               -                     2,722            -                     2,772

       Net loss                                        -                      -               -                     -                (1,018,914)           (1,018,914)
                                                       ------------------ --- ----------- --- ----------------- --- ------------- -- ------------------ -- ----------------
       Balance, December 31, 2000
                                                       6,688,292              670             821,680               -                (1,199,432)           (377,082)
       Stock issued at $0.08 per share for
      consulting

            fees and payables                          687,500                68              54,932                -                -                     55,000
       Stock issued at $0.08 per share for rent
      payable                                          535,000                54              42,746                -                -                     42,800

       Net loss                                        -                      -               -                     -                (227,672)             (227,672)
                                                       ------------------ --- ----------- --- ----------------- --- ------------- -- ------------------ -- ----------------
       Balance, December 31, 2001
                                                       7,910,792              792             919,358               -                (1,427,104)           (506,954)

                   - The accompanying notes are an integral part of these financial statements -

                                                                              SONA DEVELOPMENT CORP
                                                                          (A Development Stage Company)
                                                                  STATEMENT OF STOCKHOLDERS' EQUITY (continued)
      -----------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                           Deficit
                                                                                                                                         Accumulated
                                                                                                                        Stock               During
                                                         Common Stock                          Additional Paid    Subscriptions/         Development
                                                            Shares              Amount           In Capital          Obligations            Stage                 Total
      ------------------------------------------------ ------------------ --- ----------- --- ------------------ --- ------------ ---- ----------------- --- ----------------
      ------------------------------------------------ ------------------ --- ----------- --- ------------------ --- ------------ ---- ----------------- --- ----------------

      Balance carried forward:                               7,910,792  $        792   $           919,358  $             -    $      (1,427,104)   $       (506,954)
      1 for 10 reverse stock split                           (7,119,708)           (713)                    713                -                      -                    -
      Stock subscribed for converted debts                             -               -                      -          641,953                      -              641,953
      Net loss                                                         -               -                      -                -              (180,733)            (180,733)
                                                       ------------------ --- ----------- --- ------------------ --- ------------ ---- ----------------- --- ----------------
      Balance, December 31, 2002                                 791,084              79                920,071          641,953            (1,607,837)             (45,734)
      Stock issued for cash at $.10 per share                    280,000              28                 27,972                -                      -               28,000
      Shares issued for converted debts                        5,598,947             560                641,393        (641,953)                      -                    -
      Stock issued for debt  settlement  at $0.20 per
      share                                                      280,538              28                 56,080                -                      -               56,108
      Stock issued for debt  settlement  at $0.20 per
      share                                                       52,500               5                 10,495                -                      -               10,500
      Stock issued for debt  settlement  at $0.10 per
      share                                                       50,000               5                  4,995                -                      -                5,000
      Net loss                                                         -              -                     -               -             (100,115)           (100,115)
                                                       ------------------ --- ----------- --- ------------------ --- ------------ ---- ----------------- --- ----------------
      Balance, December 31, 2003                               7,053,069             705              1,661,006                -            (1,707,952)             (46,241)

       Stock issued for debt  settlement at $0.10 per
      share                                                      735,782              73                 73,505                -                      -               73,578
       Stock issued for debt  settlement at $0.10 per
      share                                                       50,000               5                  4,995                -                      -                5,000
       Stock issued for services at $0.15 per share               65,000               6                  9,744                -                      -                9,750
       Stock issued for debt  settlement at $0.10 per
      share                                                       86,000               9                  8,591                -                      -                8,600
       Stock issued for debt  settlement at $0.16 per
      share                                                      277,314              28                 44,717                -                      -               44,745
       Stock issued for cash at $0.35 per share                  871,572              87                304,963                -                      -              305,050
       Subscriptions receivable                                        -               -                      -         (35,000)                      -             (35,000)
       Net loss                                                        -               -                      -                -              (447,411)            (447,411)
                                                       ------------------ --- ----------- --- ------------------ --- ------------ ---- ----------------- --- ----------------
                                                       ------------------ --- ----------- --- ------------------ --- ------------ ---- ----------------- --- ----------------
       Balance, December 31, 2004                              9,138,737            913              2,107,521         (35,000)            (2,155,363)             (81,929)

      Stock issued for cash at $0.35 per share                   914,288              91                319,909                -                      -              320,000
      Stock issued for debt settlement at $0.10 per
      share                                                    1,147,680             115                114,653                -                      -              114,768
      Stock issued for consulting services at $0.50
      per share                                                   50,000               5                 24,995                -                      -               25,000
      Subscriptions received                                           -               -                      -           35,000                      -               35,000
      Net loss                                                         -               -                      -                -              (407,256)            (407,256)
                                                       ------------------ --- ----------- --- ------------------ --- ------------ ---- ----------------- --- ----------------
                                                       ------------------ --- ----------- --- ------------------ --- ------------ ---- ----------------- --- ----------------
      Balance at December 31, 2005                            11,250,705  $       1,124  $            2,567,078  $            -    $        (2,562,619)  $             5,583
                                                       ------------------ --- ----------- --- ------------------ --- ------------ ---- ----------------- --- ----------------

                   - The accompanying notes are an integral part of these financial statements -

                                                        SONA DEVELOPMENT CORP.
                                                    (A Development Stage Company)

                                                       STATEMENTS OF CASH FLOWS
                                                                                                                Cumulative
                                                                                                                results of
                                                                                                              operations from
                                                                             Year Ended                      December 28,1988
                                                                            December 31,                 (date of inception) to
                                                                      2005                2004             to December 31, 2005
                                                                 ----------------    ---------------     --------------------------
    OPERATING
       Net loss                                              $         (407,256)  $       (447,411)   $                (2,562,619)
       Items not involving an outlay of cash
          Common stock issued for consulting fees                         25,000             47,000                        747,000
          Common stock issued for services                                     -              9,750                         70,830
          Common stock issued for organization costs                           -                  -                             33
          Common stock issued for other services                               -              3,683                         79,903
          Gain on forgiveness of debt                                          -                  -                        (8,000)
          Write down of promissory notes                                 225,000            277,047                        502,047
       Changes in non-cash working capital items
          Prepaid expenses                                                 3,000            (3,000)                              -
          Accounts payable and accrued liabilities                      (30,539)             12,902                        438,465
                                                                 ----------------    ---------------     --------------------------
                                                                       (123,717)          (100,029)                      (732,341)
                                                                 ----------------    ---------------     --------------------------

    INVESTING
                                                                 ----------------    ---------------     --------------------------
          Loan to Smart Card Technologies Co. Ltd.                             -                  -                      (600,000)
                                                                 ----------------    ---------------     --------------------------

    FINANCING
       Promissory notes                                                (225,000)          (275,000)                      (500,000)

       Advances from a related party                                      18,150            106,727                        420,118
       Loans payable                                                           -                  -                        680,000
       Common stock issued for cash                                      355,000            270,050                        760,867
                                                                 ----------------    ---------------     --------------------------
                                                                         148,150            101,777                      1,360,985
                                                                 ----------------    ---------------     --------------------------

    NET INCREASE IN CASH                                                  24,433              1,748                         28,644
    CASH, BEGINNING OF YEAR                                                4,211              2,463                              -

                                                                 ----------------    ---------------     --------------------------
    CASH, END OF YEAR                                        $            28,644  $           4,211   $                     28,644
                                                                 ================    ===============     ==========================
- Supplemental cash flow info (Note 6) -
                   - The accompanying notes are an integral part of these financial statements -

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 1 – Nature of Operations and Basis of Presentation

(a) Organization

Sona Development Corp. (the “Company”) was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp. The Company is currently pursuing a potential merger with Idea One Inc. as described in Note 7. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital of $5,582 at December 31, 2005 and has incurred losses of $2,562,619 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

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

(b) Foreign Currency Translation

The Company considers the U.S. dollar its functional currency. Monetary assets and liabilities resulting from foreign currency transactions are translated into U.S. dollar equivalents using the year end conversion rates. Revenues, expenses, receipts and payments are translated throughout the year at exchange rates prevailing at the date of the transaction. Exchange gains and losses are included in the loss for the year.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 2 – Organization and Summary of Significant Accounting Policies (continued)

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

(d) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, promissory notes, accounts payable and amounts due to a related party approximate fair values due to the short-term maturity of the instruments.

(e) Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. As the Company did not grant any stock options during 2005 and 2004 no pro-forma disclosure has been provided.

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

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 2 – Organization and Summary of Significant Accounting Policies (continued)

(e)     Stock-Based Compensation (continued)

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

The Company has also adopted the provisions of the (“FASB”) Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

(f) Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

(g) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations. See Note 1(e) for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 2 – Organization and Summary of Significant Accounting Policies (continued)

(g)     Recent Accounting Pronouncements (continued)

In July 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or earnings.

In March2005, the FASB issued FASB Interpretation (“FIN”) No.47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No.143". Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.The guidance in this FSP amends FASB Statements No.115, Accounting for Certain Investments in Debt and Equity Securities, and No.124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No.18, The Equity Method of Accounting for Investments in Common Stock.This FSP is effective for reporting periods beginning after December15, 2005.We do not believe the adoption of this FSP will have a material impact on our financial statements.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 3 – Related Party Transactions

The following represents related party transactions paid or accrued during the years ended December 31, 2005 and 2004:

                                                                                2005                              2004

Consulting fees paid to a director                   $      72,949             $       35,755

Consuling fees paid to a significant shareholder       42,000                      42,000

Rent paid to a shareholder                                       8,000                       12,000

                                                                      $   122,949              $      89,755

(a)     The amount due to a related party at December 31, 2005 of $11,691 (2004 – $57,358) is due to a significant shareholder for cash loans, consulting fees and reimbursable expenses. Cash loans bear interest at 8% per annum and are repayable on demand. On April 5, 2005, the Company issued 122,000 shares of common stock to this significant shareholder in settlement of $12,200 of debt. On October 19, 2005, the Company issued 1,025,680 shares of common stock to this significant shareholder in settlement of $102,568 of debt (refer to Note 9(c)).

(b)     On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer and director. The agreement has an automatic renewal provision unless terminated by either party. In fiscal 2005, the Company paid $72,949 (2004 – $35,755) in consulting fees to this director. On December 15, 2005, the Company issued 50,000 shares of common stock valued at $25,000 to this director for consulting services (refer to Note 5).

Note 4 – Income Taxes

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of December 31, 2005, the Company had net operating loss carry forwards of approximately $1,951,000 that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 5 – Capital Stock

(a) Stock split

In 1997, the Company’s Board of Directors authorized a 1,000-for-one stock split and the cancellation of 30,000,000 shares as part of a reorganization and reincorporation. In January, 2000, it authorized a two-for-one stock split. In October, 2002, it authorized a one-for-ten reverse stock split that was effected on December 28, 2002.

(b) Stock options

The Company has not issued any options on its common stock and has not recorded any stock-based compensation to date.

(c) Stock issuances

On December 15, 2005, the Company issued 50,000 shares of common stock with a fair value of $25,000 to a director for consulting fees.

On October 19, 2005, the Company issued 1,025,680 shares of common stock in settlement of $102,568 of debt.

During 2005, the Company issued 914,288 shares of its common stock at $0.35 per share for proceeds of $320,000.

On April 05, 2005, 122,000 shares of common stock were issued to a significant shareholder in settlement of $12,200 of debt. (See Note 3)

During the year ended December 31, 2004, the Company pursued a private placement of its common stock at a price of $0.35 per share to raise sufficient funds to loan Idea One, Inc. (“Idea One”) $500,000 pursuant to its letter of intent as amended (See Note 7). The terms of the private placement indicated to subscribers that all funds raised would be held in escrow until such time as sufficient funds were raised to meet the $500,000 loan obligation to Idea One. However, in the event that the Company decided not to proceed in accordance with the terms of the letter of intent, all funds raised were to be returned to the subscribers. As of December 31, 2004 the Company had raised $270,000 pursuant to the private placement, all of which was initially placed into an escrow account.

On December 28, 2004, the letter of intent with Idea One was amended to permit the partial payment of the $500,000 loan obligation. Prior to disbursing the $500,000, the Company obtained releases from all subscribers to the private placement authorizing the release of the funds. As of December 31, 2005 the Company had loaned $500,000 (December 31, 2004 — $275,000) to Idea One secured by Promissory Notes made by Idea One (Note 8).

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 5 – Capital Stock (continued)

(c)     Stock issuances (continued)

On December 3, 2004, the Company authorized the issuance of 871,572 shares of its common stock to the subscribers to the private placement at a price of $0.35 per share for a total of $305,050. As at December 31, 2004, the Company had received $270,050 in cash from the private placement leaving a balance of $35,000 recorded in the accounts as subscriptions receivable. The $35,000 was received in fiscal 2005.

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

On May 11, 2004 the Company issued 65,000 shares pursuant to “The 2003 Benefit Plan of Sona Development Corp.” to a consultant for legal services valued at $9,750.

In April, 2004 the Company issued a total of 735,782 shares to a significant shareholder as follows: (i) 210,040 shares were issued in lieu of a cash payment for services in the amount of $21,004, which were rendered according to a consulting agreement; and (ii) 525,742 shares were issued to repay advances made in the amount of $52,574.

Note 6 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the years ended December 31 are as follows:

                                                                            2005                               2004

Interest                                                         $             -                $            1,323

Income taxes                                                 $             -                $                   -

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 6 – Supplemental Cash Flow Information (continued)

During the year ending December 31, 2005, the Company issued:

(a)     1,147,680 common stock for settlement of $114,768 of debt.

(b)     50,000 common stock for consulting services valued at $25,000.

During the year ending December 31, 2004, the Company issued:

(a)     1,149,096 common stock for settlement of debt.

(b)     65,000 common stock for consulting services.

Note 7 – Proposed Merger

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

Conditions of closing pursuant to the letter of intent include: (a) loaning Idea One $500,000 in the form of convertible debt instruments or promissory note (satisfied in full on April 8, 2005); b) entering into a definitive agreement with Idea One that will close no later than April 30, 2006; c) completing an equity financing of not less than $1,500,000 by or before April 30, 2006; d) obtaining the approval for the transaction by the board of directors and the shareholders of the Company and Idea One; and e) completing satisfactory due diligence. As of the date of these financial statements the Company has not entered into a definitive agreement with Idea One however, management is continuing to pursue this opportunity.

Note 8 – Promissory Notes

On November 10, 2004, December 29, 2004, March 22, 2005, and April 08, 2005, Promissory Notes (“Notes”) totaling $500,000 were executed by Idea One payable to the order of the Company for advances made. On November 14, 2005 the terms of all of the above Notes totaling $500,000 were amended.

Terms of the Notes are as follows:

(1)     The Notes bear interest at a rate of 7% per annum on the unpaid principal amount outstanding.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 8 – Promissory Notes (continued)

(2)     The entire outstanding principal amount of the Notes, together with all interest accrued thereon, as amended, is due and payable in Idea One’s common stock on a date which shall be the earlier to occur of (a) the Sona Merger or (b) by April 30, 2006 (“Amended Maturity Date”).

(3)     In the event of a merger with or acquisition of Idea One by the Company, the Notes will be consolidated with the Company’s financial statements as loans or forgiven on merger. However, should the Company not conclude a merger with Idea One on or before April 30, 2006 then on May 1, 2006 the outstanding principal and interest due on the Notes will be converted into shares of Idea One valued at the lesser of $0.90 per share or a conversion price equivalent to the lowest price per share at which shares of Idea One common stock have been sold between November 14, 2005 and the Amended Maturity Date.

(4)     Accrued interest on the Notes shall compound quarterly and be added to the unpaid principal amount of the Notes. The Company accrued $2,047 in interest on these notes in 2004, however, the Company has not continued to accrue interest on the Promissory Notes in 2005 due to the unlikelihood of collection.

As of December 31, 2005 the Company has written down the carrying value of the Notes and accrued interest receivable to $1 due to the uncertainty of: (1) the ability of the Company to complete the proposed merger; and (2) the ultimate value of any shares of Idea One that the Company may receive.

Note 9 – Subsequent Events

(a)     On February 17, 2006, the Company issued a Promissory Note for $50,000 to a significant shareholder in exchange for a loan of $50,000. The loan bears interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company which is anticipated to be by April30, 2006. The Company will also issue 150,000 restricted common shares to the lender as additional consideration for the loan. If the Note is not paid in full from the proceeds of the Company’s next financing, the lender will be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the Note. Overdue payments will bear interest at 12% per annum until paid.

(b)     On February 24, 2006, the Company advanced $50,000 to Idea One in exchange for a $50,000 Convertible Promissory Note. The Note bears interest at 10% per annum and is due and payable in Idea One’s common stock on a date which shall be the earlier to occur of (a) the Sona Merger or (b) by April 30, 2006 (the “Maturity Date”). Accrued interest on the Notes shall compound quarterly and be added to the unpaid principal amount of the Note. Should the Company not conclude the Sona Merger on or before April 30, 2006 then on May 1, 2006 the outstanding principal and interest due on the Note will be converted into shares of Idea One valued at the lesser of $0.40 per share or a conversion price equivalent to the lowest price per share at which shares of Idea One common stock have been sold between February 17, 2006 and the Maturity Date.

(c)     On February 17, 2006, the Company issued 150,000 shares of its common stock in lieu of a cash payment for services rendered by a significant shareholder.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with its accountants as to accounting or financial disclosure over the two most recent fiscal years.

ITEM 8A.           CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

ITEM 8B.           OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Name                                Age              Position(s) and Office(s)

Nora Coccaro                        49               Chief Executive Officer, Chief Financial Officer, Principal
                                                     Accounting Officer, and Director

Nora Coccaro was appointed to the Company’s Board of Directors on January 15, 2000 and currently serves as the Company’s sole director and executive officer. Ms. Coccaro will serve as a director until the next annual meeting of the Company’s shareholders or until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro serves as (a) an officer and director (December 2005 to present) of Newtech Resources, Inc., an OTC:BB quoted company without operations, (b) an officer and director (February 2004 to present) of Solar Energy Limited an OTC: BB quoted company involved in the development of alternative sources of energy, (c) an officer and director (April 1999 to present) of Healthbridge, Inc., an OTC: BB quoted company previously involved in manufacturing and marketing of medical waste sterilization and disposal technologies, and (d) an officer (October 2003 to present) and a director (October 2003 to November 2003) of ASP Ventures Corp., an OTC: BB quoted company without current operations. Ms. Coccaro has also served as (a) an officer and director (February 2000 to January 2004) of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology, (b) a director (1998 until May 1999) of Americana Gold & Diamond Holdings, Inc., an OTC: BB quoted company without current operations, and (c) an officer and director (1997 until 1999) of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil. Since September 1998 Ms. Coccaro has also acted as the Consul of Uruguay to Western Canada.

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of an individuals or entities who during the period ended December 31, 2005, were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 except the following:

- Nora Corraco failed to file a Form 4 and Form 5 in a timely manner despite being an officer and director of the Company. Ms. Coccaro's filings are now current.

-	Michael Baybak failed to file a Form 4 and Form 5 in a timely manner despite being the beneficial owner of more than ten percent of the common stock of the Company. Mr. Baybak’s filings are now current.

ITEM 10.           EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2005, 2004, and 2003. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

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
---------------------------------------------------------------- ----------------------------- ----------------------------
                                                                            Awards                       Payouts
---------------------------------------------------------------- ----------------------------- ----------------------------
-------------------- ------- ---------- -------- --------------- ------------- --------------- --------- ------------------
                                                                  Restricted     Securities
Name and Principal                                Other Annual      Stock        Underlying    LTIP          All Other
Positions             Year    Salary     Bonus    Compensation     Award(s)       Options      payouts     Compensation
                                ($)       ($)         ($)            ($)          SARs(#)        ($)            ($)
-------------------- ------- ---------- -------- --------------- ------------- --------------- --------- ------------------
-------------------- ------- ---------- -------- --------------- ------------- --------------- --------- ------------------
Nora Coccaro,          2005  47,949        -           -            25,000           -            -              -
chief executive        2004   35,755       -           -            5,000            -            -              -
and financial          2003   33,800       -           -              -              -            -              -
officer, and
director
-------------------- ------- ---------- -------- --------------- ------------- --------------- --------- ------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of March 29, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 29, 2006, there were 11,400,705 shares of common stock issued and outstanding.

---------------------------------------------------------------------------------------------------------------
  Title of Class                    Name and Address                     Number of Shares       % of Class
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
      Common      Nora Coccaro                                                89,500
                  chief executive and financial offier, and director
                  1066-2610 West Hastings Street, Vancouver, British
                  Columbia Canada V6E 2K3                                                   less than 1
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
      Common      Shafiq Nazerali                                            1,673,580              14
                  1066-2610 West Hastings Street, Vancouver, British
                  Columbia Canada V6E 2K3
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
      Common      Value Invest Ltd.                                          1,571,159              14
                  1066-2610 West Hastings Street, Vancouver, British
                  Columbia Canada V6E 2K3
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
      Common      Michael Baybak                                             3,143,214              27
                  4515 Ocean View Boulevard
                  La Canada, California 91011
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
      Common      Elysio Capital Corp.                                        898,667               8
                  1066-2610 West Hastings Street, Vancouver, British
                  Columbia Canada V6E 2K3
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
      Common      Pensbreigh Holdings Ltd.                                    894,855               8
                  1066-2610 West Hastings Street, Vancouver, British
                  Columbia Canada V6E 2K3
---------------------------------------------------------------------------------------------------------------
   ---------------------------------------------------------------------------------------------------------------
             All executive officers and directors as a group(1)                  89,500         less than 1
   ---------------------------------------------------------------------------------------------------------------

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 17, 2006, the Company issued 150,000 shares of its common stock in lieu of a cash payment for services rendered by Michael Baybak, a shareholder holding in excess of ten percent (10%) of the Company’s common stock, and expenses incurred on behalf of the Company in the amount of $52,500.

During 2005, the Company paid rent fees of $8,000 in 2005 and $12,000 in 2004 to Nora Coccaro, the Company’s sole officer and director.

On December 15, 2005 the Company issued 50,000 shares of its common stock to a Nora Coccaro, the Company’s sole officer and director, as compensation for services rendered, valued at $25,000.

On October 14, 2005, the Company issued 1,025,680 shares of common stock in lieu of cash payment on the settlement of an amount due for previous consulting fees, cash loans and expenses, with interest, to Michael Baybak, a shareholder holding in excess of ten percent (10%) of the Company’s common stock, and in the amount of $102,568.

On April 05, 2005, the Company issued 122,000 shares of common stock to Michael Baybak in settlement of $12,200 of debt.

On September 30, 2004 the Company issued 85,064 shares of its common stock in lieu of a cash payment for services rendered according to a consulting agreement with Michael Baybak, a shareholder holding in excess of ten percent (10%) of the Company’s common stock, and expenses incurred on behalf of the Company in the amount of $13,725.

On September 29, 2004 the Company issued 192,250 shares of its common stock to repay advances made by Michael Baybak, a shareholder holding in excess of ten percent (10%) of the Company’s common stock, in the amount of $31,020.

On May 28, 2004 the Company issued of 86,000 shares of its common stock to repay advances made by Michael Baybak, a shareholder holding in excess of ten percent (10%) of the Company’s common stock, in the amount of $8,600.

On May 18, 2004 the Company issued 50,000 shares of its common stock to a Nora Coccaro, the Company’s sole officer and director, as compensation for services rendered, valued at $5,000.

On April 1, 2004 the Company issued a total of 735,782 shares to Michael Baybak, a shareholder holding in excess of ten percent (10%) of the Company’s common stock as follows: (i) 210,040 shares were issued in lieu of a cash payment for services in the amount of $21,004, which were rendered according to a consulting agreement; and (ii) 525,742 shares were issued to repay advances made in the amount of $52,574.

The Company entered into a consulting agreement on December 1, 1999, with Ms. Coccaro, the Company’s sole officer and director, which agreement has a one-year term that is renewable without notice. The agreement requires the Company to pay Ms. Coccaro $2,675 a month for her services and was renewed for a further one-year period on December 1, 2005.

The Company entered into a consulting agreement with Mr. Baybak, a shareholder holding in excess of ten percent (10%) of the Company’s common stock, which agreement has a one-year term that is renewable without notice. The agreement requires the Company to pay Mr. Baybak $3,500 a month for his services and was renewed for a further one-year period on July 1, 2005.

ITEM 13.           EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 23 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Dale Matheson Carr-Hilton LaBonte provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2005 and 2004. The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was approximately $18,700 and $20,440 respectively.

Audit Related Fees

Dale Matheson Carr-Hilton LaBonte billed to the Company no fees in 2005 or 2004 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Dale Matheson Carr-Hilton LaBonte billed to the Company no fees in 2005 or 2004 for professional tax services rendered.

All Other Fees

Dale Matheson Carr-Hilton LaBonte billed to the Company no fees in 2005 or 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Dale Matheson Carr-Hilton LaBonte as detailed above were pre-approved by the Company’s board of directors. The Company’s independent auditor, Dale Matheson Carr-Hilton LaBonte, performed all work using only their own full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2006.

Sona Development Corp.

/s/ Nora Coccaro

Nora Coccaro, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                        Title                                     Date

/s/ Nora Coccaro                             Director                               March 29, 2006

Nora Coccaro

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company
3(i)(b)	*	Amended Articles of Incorporation of the Company
3(i)(c)	**	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.
3(iii)	*	Bylaws of the Company
14	***	Code of Ethics dated March 1, 2004.
31	Attached

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