Form 10QSB
period 2006-03-31
SONA DEVELOPMENT CORP
filed 2006-05-15
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 12, 2006  was 11,400,705.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein the terms “Company,” “we,” “our”, and “us” refer to Sona Development Corp., a Texas corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                               SONA DEVELOPMENT CORP.
                                           (A Development Stage Company)

                                                   BALANCE SHEETS

                                                                                 March 31,
                                                                                   2006            December 31,
                                                                                (Unaudited)              2005
                                                                             ------------------    ------------------
                                                                                     $                     $
                                  ASSETS

CURRENT
         Cash                                                                           11,104                28,644
                                                                             ------------------    ------------------

PROMISSORY NOTES (Note 8)                                                                    1                     1
                                                                             ------------------    ------------------

                                                                                        11,105                28,645
                                                                             ==================    ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
         Accounts payable and accrued liabilities                                       21,596                11,371
         Amounts due to a related party (Note 3)                                        77,663                11,691
                                                                             ------------------    ------------------
                                                                                        99,260                23,062
                                                                             ------------------    ------------------

COMMITMENTS (Notes 7,8 and 9)

STOCKHOLDERS' EQUITY (DEFICIT)
         Capital Stock (Note 5)
         Authorized
              100,000,000 common shares with par value of $0.0001
         Issued and outstanding
              11,400,705 common shares (2005 - 10,053,025)                               1,139                 1,124
         Additional paid-in capital                                                  2,619,563             2,567,078
         Deficit accumulated during the development stage                          (2,708,857)           (2,562,619)
                                                                             ------------------    ------------------

                                                                                      (88,155)                 5,583
                                                                             ------------------    ------------------

                                                                                        11,105                28,645
                                                                             ==================    ==================

            The accompanying notes are in integral part of these interim unaudited financial statements.

                                               SONA DEVELOPMENT CORP.
                                            (A Development Stage Company)

                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                                                     Cumulative
                                                                                                    Amounts From
                                                                Three months ended,               December 28, 1988
                                                                     March 31,                      (Inception) to
                                                             2006                2005              March 31, 2006
                                                        ----------------    ----------------    ----------------------
                                                               $                   $                      $

General and administrative costs                                 96,238              36,418                 2,211,858
Recovery of consulting fees                                           -                   -                  (45,000)
                                                        ----------------    ----------------    ----------------------
                                                               (96,238)            (36,418)               (2,166,858)
Interest income                                                       -               1,173                     2,047
Gain on forgiveness of debt                                           -                   -                     8,000
Write down of promissory notes (Note 8)                        (50,000)           (105,130)                 (552,046)
                                                        ----------------    ----------------    ----------------------

         Net loss                                             (146,238)           (140,375)               (2,708,857)
                                                        ================    ================    ======================

Loss per common share - basic and diluted                        (0.01)              (0.02)
                                                        ================    ================

Weighted average common shares -
  basic and diluted                                          11,250,705           9,525,087
                                                        ================    ================

            The accompanying notes are in integral part of these interim unaudited financial statements.

                                               SONA DEVELOPMENT CORP.
                                            (A Development Stage Company)

                                              STATEMENTS OF CASH FLOWS
                                                     (unaudited)
                                                                                                    Cumulative
                                                                                                   Amounts From
                                                                  Three months ended             December 28,1988
                                                                      March 31,                     (inception)
                                                                 2006            2005            To March 31, 2006
                                                             -------------    ------------    ------------------------
                                                                  $                $                     $
OPERATING
   Net loss for the period                                      (146,238)       (140,375)                 (2,708,857)
   Items not involving an outlay of cash
      Common stock issued for consulting fees                      52,500               -                     799,500
      Common stock issued for services                                  -               -                      70,830
      Common stock issued for organization costs                        -               -                          33
      Common stock issued for other services                            -               -                      79,903
      Gain on forgiveness of debt                                       -               -                     (8,000)
      Write down of promissory notes                               50,000         105,130                     552,047
   Changes in non-cash working capital items
      Accounts payable and accrued liabilities                     26,198        (21,053)                     464,663
                                                             -------------    ------------    ------------------------
                                                                 (17,540)        (56,298)                   (749,881)
                                                             -------------    ------------    ------------------------

INVESTING
      Loan to Smart Card Technologies Co. Ltd.                          -               -                   (600,000)
                                                             -------------    ------------    ------------------------

FINANCING
   Promissory notes                                              (50,000)       (105,130)                   (550,000)
   Advances from a related party                                   50,000          28,441                     470,118
   Loans payable                                                        -               -                     680,000
   Common stock issued for cash                                         -         355,000                     760,867
                                                             -------------    ------------    ------------------------
                                                                        -         278,311                   1,360,985
                                                             -------------    ------------    ------------------------

NET INCREASE (DECREASE) IN CASH                                  (17,540)         222,013                      11,104
CASH, BEGINNING OF PERIOD                                          28,644           4,211                           -

                                                             -------------    ------------    ------------------------
CASH, END OF PERIOD                                                11,104         226,224                      11,104
                                                             =============    ============    ========================
- Supplemental cash flow information (Note 6) -

            The accompanying notes are in integral part of these interim unaudited financial statements.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Note 1 – Nature of Operations and Basis of Presentation

(a) Organization

Sona Development Corp. (the “Company”) was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp. The Company has recently abandoned efforts to conclude a potential merger with Idea One Inc. as described in Note 7. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $88,156 at March 31, 2006 and has incurred losses of $2,708,857 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

(b) Foreign Currency Translation

The Company considers the U.S. dollar its functional currency. Monetary assets and liabilities resulting from foreign currency transactions are translated into U.S. dollar equivalents using the period end conversion rates. Non-monetary assets and liabilities are translated at the rate of exchange on the transaction date. Revenues, expenses, receipts and payments are translated throughout the year at exchange rates prevailing at the date of the transaction. Exchange gains and losses are included in the loss for the period.

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

(d) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, promissory notes, accounts payable and amounts due to a related party approximate fair values due to the short-term maturity of the instruments. The Company is not exposed to any credit, currency, or interest rate risks relating to these instruments.

(e) Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Note 2 – Organization and Summary of Significant Accounting Policies (continued)

(e)     Stock-Based Compensation (continued)

using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. As the Company did not grant any stock options in 2005, no pro forma information is provided.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Note 2 – Organization and Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Note 3 – Related Party Transactions

The following represents related party transactions paid or accrued during the three months ended March 31, 2006 and 2005:

                                                                                  2006              2005
Consulting fees paid or accrued to a director                           $         9,000  $          9,000
Consulting fees paid or accrued to a significant shareholder                     10,500            10,500
Rent paid or accrued to a shareholder                                             3,000             3,000
                                                                          --------------   ---------------
                                                                        $        22,500  $         22,500
                                                                          ==============   ===============

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Note 3 – Related Party Transactions (continued)

    (a)        The amounts due to related parties at March 31, 2006 of $77,663 (December 31, 2005 – $11,691) consists primarily of an amount of $76,000 due to a significant shareholder for cash loans, consulting fees and reimbursable expenses. On February 17, 2006, the Company issued a Promissory Note for $50,000 to this significant shareholder in exchange for a loan of $50,000. The loan bears interest at a rate of 10% per annum, and is due from the proceeds of the next financing arranged by the Company. At March 31, 2006, the Company had accrued $575 of interest on this loan. This loan is unsecured and due on demand. The Company has also issued 150,000 restricted common shares to the lender as additional consideration for the loan. If the Note is not paid in full from the proceeds of the Company’s next financing, the lender will be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the Note. Overdue payments will bear interest at 12% per annum until paid. At March 31, 2006, the Company was indebted $25,425 to this shareholder for consulting fees and reimbursable expenses. This debt bears no interest and has no defined terms of repayment.

(b)     On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer and director. The agreement has an automatic renewal provision unless terminated by either party. In the first three months of fiscal 2006, the Company incurred $9,000 (2005 – $9,000) in consulting fees to this director of which, $1,663 was outstanding at March 31, 2006.

Note 4 – Income Taxes

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of March 31, 2006, the Company had net operating loss carry forwards of approximately $1,951,000 that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Note 5 – Capital Stock (continued)

(c) Stock issuances

On February 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $52,500 to a shareholder as partial consideration for a $50,000 debt due to a shareholder.

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

March 31, 2006

(unaudited)

Note 5 – Capital Stock (continued)

(c) Stock issuances

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

Note 6 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the three months ended March 31, 2006 and 2005 are as follows:

                                        Three months ended March 31,
                                                    2006            2005
Interest                                $              - $             -
                                            =============   =============
                                            =============   =============
Income taxes                            $              - $             -
                                            =============   =============

During the year ending December 31, 2005, the Company issued:

(a)     1,147,680 common stock for settlement of $114,768 of debt.

(b)     50,000 common stock for consulting services valued at $25,000.

During the year ending December 31, 2004, the Company issued:

(a)     1,149,096 common stock for settlement of debt.

(b)     65,000 common stock for consulting services.

Note 7 – Proposed Merger

On May 20, 2004, as amended November 1, 2004, November 19, 2004, December 28, 2004, March 22, 2005, April 22, 2005, July 15, 2005, and November 14, 2005, the Company entered into a non-binding letter of intent, as amended, with Idea One, a privately owned company involved in the development of battery cell technology. The letter of intent, as amended, anticipates that Idea One will be acquired by the Company in a reverse merger transaction (“Sona Merger”) pursuant to which the shareholders of Idea One will control the combined entity. The Company did not enter into a definitive agreement with Idea One. (Note 9)

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Note 7 – Proposed Merger (continued)

Conditions of closing pursuant to the letter of intent included: (a) loaning Idea One $500,000 in the form of convertible debt instruments or promissory note (satisfied in full on April 8, 2005); b) entering into a definitive agreement with Idea One that will close no later than April 30, 2006; c) completing an equity financing of not less than $1,500,000 by or before April 30, 2006; d) obtaining the approval for the transaction by the board of directors and the shareholders of the Company and Idea One; and e) completing satisfactory due diligence.

Over the term of the Letter of Intent the Company loaned Idea One a total of $550,000 through a series of convertible promissory notes. The convertible promissory notes, as amended, were to automatically convert into Idea One common shares in the event that the transactions contemplated in the letter of intent were not completed by April 30, 2006. Since the transactions contemplated in the letter of intent were not completed by April 30, 2006, the Company and Idea One agreed to convert the outstanding balance, including accrued interest, of $595,642 as of April 30, 2006, at $0.40 per share into 1,489,106 shares of Idea One, on or about May 1, 2006, in full satisfaction of the debt.

Note 8 – Promissory Notes

On November 10, 2004, December 29, 2004, March 22, 2005, and April 08, 2005, Promissory Notes (“Notes”) totaling $500,000 were executed by Idea One payable to the order of the Company for advances made. On November 14, 2005 the terms of all of the above Notes totaling $500,000 were amended. On April 28, 2006, the Company announced that it was abandoning efforts to acquire Idea One.

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

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Note 8 – Promissory Notes (continued)

On February 24, 2006, an additional Promissory Note (“Note”) for $50,000 was executed by Idea One payable to the order of the Company for advances made. The terms of the Note were the same as those of the previously issued Notes except for two differences. The first difference is that the Note bears interest at a rate of 10% per annum on the unpaid principal amount outstanding. The second difference is that should the Company not conclude the Sona Merger on or before April 30, 2006 then on May 1, 2006 the outstanding principal and interest due on the Note will be converted into shares of Idea One valued at the lesser of $0.40 per share or a conversion price equivalent to the lowest price per share at which shares of Idea One common stock have been sold between February 17, 2006 and the Maturity Date. The conversion price is also retroactively applied to the prior Notes totaling $500,000.

As of March 31, 2006 the Company has written down the carrying value of the Notes and accrued interest receivable to $1 due to the uncertainty of: (1) the ability of the Company to complete the proposed merger; and (2) the ultimate value of any shares of Idea One that the Company may receive. (Note 9)

Note 9 – Subsequent Events

On April 28, 2006, the Company announced that it was abandoning efforts to acquire Idea One. Over the term of the letter of intent the Company loaned Idea One a total of $550,000 through a series of convertible promissory notes. The convertible promissory notes, as amended, were to automatically convert into Idea One common shares in the event that the transactions contemplated in the letter of intent were not completed by April 30, 2006. Since the transactions contemplated in the letter of intent were not completed by April 30, 2006, the Company and Idea One agreed to convert the outstanding balance, including accrued interest, of $595,642 as of April 30, 2006, at $0.40 per share into 1,489,106 shares of Idea One, on or about May 1, 2006, in full satisfaction of the debt. At the date of this report, the shares of Idea One had yet to be delivered to the Company.

ITEM 2.          MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2006. Our fiscal year end is December 31.

General

On April 28, 2006, the Company announced that it was abandoning efforts to acquire Idea One.

Our plan of operation is to seek alternative business combinations or acquisitions that all create value for our shareholders. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

Results of Operations

During the period ended March 31, 2006, the Company’s operations were limited to satisfying continuous public disclosure requirements, completing our obligations pursuant to the letter of intent with Idea One, and seeking to identify other prospective business opportunities.

The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to March 31, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $1,105 as of March 31, 2006. These assets consist of cash on hand of $1,104 and $1 credited to the value of the convertible promissory notes from Idea One. Net stockholders deficiency in the Company was $88,156 at March 31, 2006.

On February 17, 2006, the Company advanced $50,000 to Idea One in exchange for a convertible promissory note pursuant to the letter of intent dated May 20, 2004. This advance brought the aggregate amount loan to Idea One on several convertible promissory notes to $550,000. The convertible promissory notes, as amended, bore interest of 7% per annum and were to automatically convert into Idea One common shares in the event that the transactions contemplated in the letter of intent were not completed by April 30, 2006. Since the transactions were not completed, we converted the outstanding balance of $595,642 into 1,489,106 Idea One shares (at $0.40 per share) on May 1, 2006, in full satisfaction of the debt. At the date of this report, the shares of Idea One had yet to be delivered to the Company.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months and will have to seek further debt or equity financing to fund operations from shareholder loans or private equity placements. However, the Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if available would be available to the Company on acceptable terms. The Company’s inability to obtain funding, would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o        our anticipated financial performance and business plan;
o        the sufficiency of existing capital resources;
o        our ability to raise additional capital to fund cash requirements for future operations;
o        uncertainties related to the Company's future business prospects with Sibling;
o        the ability of the Company to generate revenues to fund future operations;
o        the volatility of the stock market and;
o        general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Risks Factors

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

Since our inception in 1988, our operations have resulted in a continuation of losses and an accumulated deficit which reached $2,708,857 at March 31, 2006. During the three month period ended March 31, 2006, we recorded a net loss of $146,238. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of acquiring a suitable acquisition is doubtful due to the our limited financial resources. Since we have no current profitable business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

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

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended March 31, 2006 and 2005 included in the Company’s Form 10-QSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s audit expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $2,708,857 as of March 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.          CONTROLS AND PROCEDURES

The Company’s president acts both as the chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures. a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2006, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 23 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May 2006.

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