Form 10QSB
period 2006-06-30
SONA DEVELOPMENT CORP
filed 2006-08-11
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 8, 2006  was 11,676,705.

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

                                               SONA DEVELOPMENT CORP.
                                            (A Development Stage Company)

                                                   BALANCE SHEETS

                                                                                     June 30,        December 31,
                                                                                       2006                2005
                                                                                   (Unaudited)
                                                                                  ---------------    -----------------
                                     ASSETS
                                                                                        $                   $
CURRENT
         Cash                                                                              6,759               28,644

         Prepaid expense                                                                   4,000                     -
                                                                                  ---------------    -----------------
                                                                                          10,759               28,644
INVESTMENTS (Note 7)                                                                           1                    1
                                                                                  ---------------    -----------------

                                                                                          10,760               28,645
                                                                                  ===============    =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
         Accounts payable and accrued liabilities                                         21,293               11,371
         Amounts due to related parties (Note 3)                                         109,157               11,691
                                                                                  ---------------    -----------------
                                                                                         130,450               23,062
                                                                                  ---------------    -----------------

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)
         Capital Stock (Note 5)
         Authorized
           100,000,000 common shares with par value of $0.0001
         Issued and outstanding
           11,676,705 common shares
           (December 31, 2005 - 11,250,705)                                                1,167                1,124
         Additional paid-in capital                                                    2,725,935            2,567,078
         Deficit accumulated during the development stage                            (2,846,792)           (2,562,619)
                                                                                  ---------------    -----------------

                                                                                       (119,690)                 5,583
                                                                                  ---------------    -----------------

                                                                                          10,760                28,645
                                                                                  ===============    =================

                         The accompanying notes are an integral part of these interim financial statements.

                                                                  SONA DEVELOPMENT CORP.
                                                               (A Development Stage Company)

                                                              INTERIM STATEMENTS OF OPERATIONS
                                                                        (Unaudited)

                                                                                                                                           Cumulative
                                                                                                                                          Amounts From
                                                               Three months ended,                    Six months ended,                 December 28, 1988
                                                                    June 30,                              June 30,                        (Inception) to
                                                            2006                2005               2006               2005                June 30, 2006
                                                       ----------------    ---------------    ---------------     --------------     ------------------------
                                                              $                  $                  $                   $                       $

General and administrative costs                               143,435             40,802            234,173             77,219                    2,349,793
Recovery of consulting fees                                          -                  -                  -                  -                     (45,000)
                                                       ----------------    ---------------    ---------------     --------------     ------------------------
                                                             (143,435)           (40,802)          (234,173)           (77,219)                  (2,304,793)
Interest income                                                      -             14,116                  -             15,289                        2,047
Gain on forgiveness of debt                                          -                  -                  -                  -                        8,000
Write down of promissory notes (Note 7)                              -          (133,660)           (50,000)          (238,790)                    (552,046)
                                                       ----------------    ---------------    ---------------     --------------     ------------------------

         Net loss                                            (143,435)          (160,346)          (284,173)          (300,720)                  (2,846,792)
                                                       ================    ===============    ===============     ==============     ========================

Loss per common share - basic and diluted                       (0.01)             (0.02)             (0.02)             (0.03)
                                                       ================    ===============    ===============     ==============

Weighted average common shares -
  basic and diluted                                         11,517,416         10,173,700         11,384,153          9,851,200
                                                       ================    ===============    ===============     ==============

                                                 SONA DEVELOPMENT CORP.
                                             (A Development Stage Company)
                                            INTERIM STATEMENTS OF CASH FLOWS
                                    December 28, 1988 ( Inception) to June 30, 2006
                                                      (Unaudited)

                                                                                                  Cumulative Amounts
                                                                 Six months ended                  From December 28,
                                                                     June 30,                      1988 (inception)
                                                              2006               2005              To June 30, 2006
                                                         ---------------    ---------------    --------------------------
                                                               $                  $                        $
OPERATING

   Net loss                                                   (284,173)          (300,720)                   (2,846,792)
   Items not involving an outlay of cash

     Common stock issued for consulting fees                   106,400              12,200                       853,400

     Common stock issued for services                                -                   -                       150,733
     Common stock issued for finance fees                       52,500                   -                        52,500

     Common stock issued for organization costs                      -                   -                            33

     Gain on forgiveness of debt                                     -                   -                       (8,000)

     Write down of promissory notes                             50,000             238,790                      552,047
   Changes in non-cash working capital items

     Accounts payable and accrued liabilities                    9,688            (20,140)                      448,153

     Prepaid expense                                            (4,000)                  -                       (4,000)
                                                         ---------------    ---------------    --------------------------

                                                               (69,585)           (69,870)                     (801,926)
                                                         ---------------    ---------------    --------------------------

INVESTING

       Promissory notes                                       (50,000)           (238,790)                     (550,000)

     Loan to Smart Card Technologies Co. Ltd.                         -                  -                     (600,000)
                                                         ---------------    ---------------    --------------------------
                                                         ---------------    ---------------    --------------------------
                                                               (50,000)          (238,790)                   (1,150,000)
                                                         ---------------    ---------------    --------------------------
                                                         ---------------    ---------------    --------------------------

FINANCING

   Advances from a related party                                97,700              29,944                      517,818

   Loans payable                                                     -                   -                      680,000

   Common stock issued for cash                                      -             355,000                      760,867
                                                         ---------------    ---------------    --------------------------

                                                                97,700             384,944                     1,958,685
                                                         ---------------    ---------------    --------------------------

NET INCREASE (DECREASE) IN CASH                                (21,885)             76,284                        6,759

CASH, BEGINNING OF PERIOD                                      28,644                4,211                            -

                                                         ---------------    ---------------    --------------------------

CASH, END OF PERIOD                                              6,759              80,495                        6,759
                                                         ===============    ===============    ==========================
SUPPLEMENTAL CASH FLOW INFORMATION (Note 6)

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

      Note 1 – Nature of Operations and Basis of Presentation

(a) Organization

Sona Development Corp. (the “Company”) was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp. The Company is currently pursuing a potential merger with Sibling Entertainment Group, Inc. (“Sibling”), an entertainment development and production company based in New York City, as described in Note 8. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $119,691 at June 30, 2006 and has incurred losses of $2,846,792 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

(c) Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results are for the six months ended June 30, 2006, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(d) Comparative figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

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

(d) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable and amounts due to related parties approximate fair values due to the short-term maturity of these instruments.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(e) Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. As the Company did not grant any stock options in 2005, no pro forma information is provided.

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

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(f) Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Note 3 – Related Party Transactions

(a)     The amounts paid or accrued to related parties during the period ended June 30, 2006 of $135,400 (2005 — $44,000) consist primarily of consulting fees paid or accrued to a director $89,500 (2005 — $21,000), consulting fees paid or accrued to a significant shareholder $39,900 (2005 – 21,000) and rent paid or accrued to a shareholder $6,000 (2005 — $2,000).

    (b)        The amounts due to related parties at June 30, 2006 of $109,157 (2005 – $11,691) consist primarily of loans, consulting fees and reimbursable expenses from significant shareholders. The Company is indebted to a significant shareholder for loans of $97,700 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At June 30, 2006, the Company had accrued $2,227 of interest on these loans. The loans are unsecured and due on demand. The Company has also issued 150,000 restricted common shares at $0.35 per share to the lender as additional consideration for the loans. If the loans are not paid in full from the proceeds of the Company’s next financing, the lender will be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the loan. Overdue payments will bear interest at 12% per annum until paid. At June 30, 2006, the Company was also indebted $9,230 to shareholders for consulting fees and reimbursable expenses. This debt bears no interest and has no defined terms of repayment.

(d)     On May 30, 2006, the Company issued 126,000 shares of common stock in settlement of $50,400 of consulting fees due to a significant shareholder.

(e)     On January 16, 2000, the Company entered into a consulting agreement with the Company’s sole officer and director. The agreement has an automatic renewal provision unless terminated by either party. In the first six months of fiscal 2006, the Company incurred $89,500 (2005 – $20,766) in consulting fees to this director, comprised of $33,500 in fees and $56,000 from the issuance of 150,000 shares of common stock as additional compensation for services rendered as an officer and director of the Company since 2000.

(f)     See Note 5 for additional related party transactions.

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

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Note 5 – Capital Stock

(a) Stock options

The Company has not issued any options on its common stock and accordingly, to June 30, 2006 has not recorded any stock-based compensation with respect to stock options.

(b) Stock issuances

On May 30, 2006, the Company issued 126,000 shares of common stock in settlement of $50,400 of consulting fees.

On May 30, 2006, the Company issued 50,000 shares of common stock with a fair value of $20,000 to a director for consulting fees.

On May 8, 2006, the Company issued 100,000 shares of common stock with a fair value of $36,000 to a director for consulting fees.

On February 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $52,500 to a shareholder as partial consideration for $50,000 in bridge financing.

Note 6 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the six months ended June 30, 2006 and 2005 are as follows:

Interest               $           -    $         -
                         ===========      =========
Income Taxes           $           -    $         -
                         ===========      =========

During the six month period ended June 30, 2006, the Company issued:

(a)	126,000 shares of common stock in settlement of $50,400 of debt.

(b)	150,000 shares of common stock with a fair value of $56,000 to a director for consulting fees.

(c)	150,000 shares of common stock with a fair value of $52,500 to a shareholder as partial consideration for $50,000 in bridge financing.

During the six month period ended June 30, 2005, the Company issued:

(d)     122,000 common stock issued for consulting services was valued at $12,200.

(e)     50,000 common stock for consulting services valued at $25,000.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

Note 7 – Proposed Merger with Idea One

On May 20, 2004, as amended November 1, 2004, November 19, 2004, December 28, 2004, March 22, 2005, April 22, 2005, July 15, 2005, and November 14, 2005, the Company entered into a non-binding letter of intent, as amended, with Idea One, a privately owned company involved in the development of battery cell technology. The letter of intent, as amended, anticipated that Idea One would be acquired by the Company in a reverse merger transaction (“Sona Merger”) pursuant to which the shareholders of Idea One would control the combined entity. The Company did not enter into a definitive agreement with Idea One.

Conditions of closing pursuant to the letter of intent included: (a) loaning Idea One $500,000 in the form of convertible debt instruments or promissory note (satisfied in full on April 8, 2005); b) entering into a definitive agreement with Idea One that would close no later than April 30, 2006; c) completing an equity financing of not less than $1,500,000 by or before April 30, 2006; d) obtaining the approval for the transaction by the board of directors and the shareholders of the Company and Idea One; and e) completing satisfactory due diligence.

Over the term of the letter of intent the Company loaned Idea One a total of $550,000 through a series of convertible promissory notes. The convertible promissory notes, as amended, were to be automatically converted into Idea One common shares in the event that the transactions contemplated in the letter of intent were not completed by April 30, 2006. Since the transactions contemplated in the letter of intent were not completed by April 30, 2006, the Company and Idea One agreed to convert the outstanding balance, including accrued interest, of $595,642 as of April 30, 2006, at $0.40 per share into 1,489,106 common shares of Idea One, on or about May 1, 2006, in full satisfaction of the debt. The Company received these shares in the second quarter of 2006. As of June 30, 2006, these shares have been recorded at a nominal value of $1.

Note 8 – Proposed Merger with Sibling

On June 29, 2006, the Company announced that it had executed a definitive agreement of acquisition and plan of reorganization with Sibling Entertainment Group, Inc. (“Sibling”), an entertainment development and production company based in New York City. Under the reorganization, subject to shareholder approval, the Company is to acquire each of Sibling’s four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., Sibling Properties, Inc. and three wholly owned subsidiaries of Sibling Pictures, Inc., all of which own and or control each of Sibling’s respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate. On closing of the transaction, the Company’s name is to be changed to Sibling Entertainment Group, Inc.

The definitive agreement anticipates a share exchange pursuant to which the Company will issue up to 33,267,472 shares of common stock for all the issued and outstanding shares of the Sibling subsidiaries on the closing date. The Company will further grant 16,239,972 share purchase warrants with terms ranging from 3 to 5 years at exercise prices ranging from $0.275 a share to $1.00 per share. The closing of the transaction remains subject to shareholder approval.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2006. Our fiscal year end is December 31.

General

The Company was incorporated under the laws of the State of Texas on December 28, 1988. On November 27, 2002, the Company changed its name to “Sona Development Corp.” as part of a corporate restructuring designed to make the Corporation more attractive to prospective business opportunities. Management has since been searching for a suitable business opportunity to become part of the Company by acquisition or combination.

On May 20, 2004, we entered into a letter of intent to acquire Idea One, Inc. (“Idea One”) through merger or acquisition. Idea One, a research and development company focused on the development of magnesium rechargeable batteries, was unable to satisfy certain conditions of the letter. Efforts to acquire Idea One were abandoned in April of 2006.

On June 28, 2006, the Company entered into an Agreement of Acquisition and Plan of Reorganization (the “Agreement”) with Sibling Entertainment Group, Inc. (“Sibling”). The Agreement provides for the Company’s acquisition of Sibling’s subsidiaries. Sibling is an entertainment development and production company based in New York City.

The Agreement anticipates a share exchange pursuant to which the Company will issue up to 33,267,472 shares of common stock for all the issued and outstanding shares Sibling’s subsidiaries on the closing date. The Company will further deliver 16,239,972 purchase warrants with terms ranging from 3 to 5 years at exercise prices ranging from $0.275 a share to $1.00 per share to certain shareholders of Sibling as part of the consideration for the transaction.

The Agreement provides that the Company will acquire each of Sibling’s four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., Sibling Properties, Inc and and three wholly owned subsidiaries of Sibling Pictures, Inc., all of which own and or control each of Sibling’s respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate.

The transaction is subject to shareholder approval which is anticipated prior to the end of the current fiscal year.

Short Term Plan

The Company’s short term plan, subject to shareholder approval, is to complete the acquisition of Sibling’s subsidiaries.

Long Term Plan

The Company’s long term plan is to operate within the entertainment industry. Specifically, we plan to continue our engagement in the following:

o        The development of a live-stage theatrical production business.

o        The purchase, marketing and/or development of literary rights for the production of both film and live-stage properties, including:

o        an option to produce "Reel Love" as a feature film;
o        an option from the Red Hat Society, Inc., to develop and produce a musical based upon the women and spirit of the Red Hat
              Society;
o        the ongoing negotiations with URL Productions, Inc., to co-produce "Once Around The Sun" for Broadway; and
o        an investment in the residual income from the future off-Broadway production and the subsequent marketing of musical "Once
              Around The Sun" originally co-produced between with URL Productions, Inc. and Sibling Entertainment, Inc.

o        The development of our independent film production business.

o        The execution of management consulting agreements with regional not-for-profit and professional theatres companies including the Denver Civic Theatre, Inc. (A not-for-profit organization).

o        The execution of consulting agreements with independent theatrical and/or film production companies.

o        The acquisition and management of theatrical real estate.

o        The consolidation of alliances with companies that currently possess attractive rights or agreements, including:

o        an alliance with Mechanic Street Productions, Inc. to finance and produce one or more independent feature films including the finance and co-production independent films financed by the Sibling Pictures Fund, LLC and/or other similarly organized film funds; and
o        a consulting agreement with Gina's Inc., to consult the development and production of the musical Cassandra's Angel.

The Sibling subsidiaries’ plan is to expand their presence in theatrical management, real estate, and music publishing and to produce more live-stage theater productions and independent films. The Sibling subsidiaries will coordinate their efforts to follow the natural synergies that exist between the various industries and their components, including those that exist when:

o        the theatre owner/manager is the presenter of original works - realizing the long-term income derived from the licensing of literary rights;
o        literary works developed for the stage that have potential as feature films where access - acquisition cost barriers are reduced with a common producer of both film and theatre; and
o        the recording and music publishing industry is aligned with the rest of the entertainment industry - therefore publishing music which originates or is released in association with affiliated musicals or a movies.

Selection of a Business

Should the Company’s shareholders reject our intended acquisition of Sibling, our plan of operation will be to seek alternative business combinations or acquisitions to create value for our shareholders. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

Results of Operations

During the period ended June 30, 2006, the Company’s operations were limited to satisfying continuous public disclosure requirements, completing our obligations pursuant to the letter of intent with Idea One, seeking our alternative business opportunities, and entering into an agreement with Sibling.

The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.

Net Loss

For the period from inception to June 30, 2006, the Company recorded an operating loss of $2,846,792. The Company’s operating loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2006 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to June 30, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $10,760 as of June 30, 2006. These assets consist of cash on hand of $6,759, a prepaid expense of $4,000, and investments of $1. Net stockholders deficiency in the Company was $119,690 at June 30, 2006.

The Company loaned an aggregate of $550,000 to Idea One on several convertible promissory notes. The convertible promissory notes, as amended, bore interest of 7% per annum and were to automatically convert into Idea One common shares in the event that the transactions contemplated in the letter of intent were not completed by April 30, 2006. Since the transactions were not completed, we converted the outstanding balance of $595,642 into 1,489,106 Idea One shares (at $0.40 per share) on May 1, 2006, in full satisfaction of the debt.

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

Risk Factors

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

The Company’s future depends upon the acquisition of a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. While we have entered into an agreement to acquire Sibling’s subsidiaries, the closing of this agreement requires that numerous conditions be satisfied, including the approval from both companies’ boards of directors. Should we be unable to acquire Sibling or should Sibling not be profitable, the Company may be forced to cease operations.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1988, our operations have resulted in a continuation of losses and an accumulated deficit which reached $2,846,792 at June 30, 2006. During the three month period ended June 30, 2006, we recorded a net loss of $143,435. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended June 30, 2006 and 2005 included in the Company’s Form 10-QSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit which is now $2,846,792 as of June 30, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures. a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2006, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On May 30, 2006, the Company issued 126,000 shares of common stock to Michael Baybak in settlement of $50,400 of consulting fees due to him, relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

The Company complied with the exemptions’ requirements based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for the settlement of a debt; (3) the offeree committed to hold the stock for at least one year; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On May 30, 2006, the Company issued 50,000 shares of common stock to Nora Coccaro, the Company’s sole officer and director, at a value of $20,000 for consulting fees, relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

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

The Company complied with the requirements of Regulation S by having directed no offering efforts in the United States, by issuing to only to one offeree who was outside the United States at the time the shares were issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On May 8, 2006, the Company issued 100,000 shares of common stock to Nora Coccaro, the Company’s sole officer and director, at a value of $36,000 for consulting fees, relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

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

The Company complied with the requirements of Regulation S by having directed no offering efforts in the United States, by issuing to only to one offeree who was outside the United States at the time the shares were issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 8th day of August 2006.

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