Form 10QSB
period 2006-09-30
SONA DEVELOPMENT CORP
filed 2006-11-16
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

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

Yes     ☑             No     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☑             No     ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 14, 2006  was 11,976,705.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	4
Unaudited Statement of Operations for nine and three month periods ending September 30, 2006 and 2005 and the period from inception to September 30, 2006	5
Unaudited Statement of Cash Flows for the nine and three months ended September 30, 2006 and 2005 and the period from inception to September 30, 2006	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	16
ITEM 3. CONTROLS AND PROCEDURES	23
PART II.
ITEM 1. LEGAL PROCEEDINGS	24
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	24
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 5. OTHER INFORMATION	24
ITEM 6. EXHIBITS	24
SIGNATURES	25
INDEX TO EXHIBITS	26

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

                                              SONA DEVELOPMENT CORP.
                                           (A Development Stage Company)

                                                  BALANCE SHEETS

                                                                           September 30,           December 31,
                                                                               2006                    2005
                                                                                 $                       $
                                                                            (unaudited)
                                ASSETS

CURRENT
         Cash                                                                           152                  28,644
                                                                        --------------------    --------------------
                                                                        --------------------    --------------------
                                                                                        152                  28,644
INVESTMENTS (Note 7)                                                                      1                       1
                                                                        --------------------    --------------------
                                                                        --------------------    --------------------

                                                                                        153                  28,645
                                                                        --------------------    --------------------
                                                                        --------------------    --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
         Accounts payable and accrued liabilities                                    21,190                  11,371
         Amounts due to related parties (Note 3)                                    157,306                  11,691
                                                                        --------------------    --------------------
                                                                        --------------------    --------------------
                                                                                    178,496                  23,062
                                                                        --------------------    --------------------
                                                                        --------------------    --------------------
COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)
         Capital Stock (Note 4)
         Authorized
              100,000,000 common shares with par value of
              $0.0001
         Issued and outstanding
              11,976,705 common shares
              (December 31, 2005 - 11,250,705)                                        1,197                   1,124
         Additional paid-in capital                                               2,860,905               2,567,078

         Deficit accumulated during the development stage                       (3,040,445)             (2,562,619)
                                                                        --------------------    --------------------
                                                                        --------------------    --------------------

                                                                                  (178,343)                   5,583
                                                                        --------------------    --------------------
                                                                        --------------------    --------------------

                                                                                        153                  28,645
                                                                        ====================    ====================

                        The accompanying notes are an integral part of these interim financial statements.

                                                                   SONA DEVELOPMENT CORP.
                                                                 (A Development Stage Company)

                                                               INTERIM STATEMENTS OF OPERATIONS
                                                                          (Unaudited)

                                                                                                                                              Cumulative
                                                                                                                                             Amounts From
                                                                  Three months ended,                    Nine months ended,                December 28, 1988
                                                                    September 30,                          September 30,                     (Inception) to
                                                               2006                2005               2006               2005             September 30, 2006
                                                                 $                  $                  $                   $                       $

General and administrative costs                                  193,653             41,995            427,826            119,214                    2,543,446
Recovery of consulting fees                                             -                  -                  -                  -                     (45,000)
                                                          ----------------    ---------------    ---------------     --------------     ------------------------
                                                          ----------------    ---------------    ---------------     --------------     ------------------------
                                                                (193,653)           (41,995)          (427,826)          (119,214)                  (2,498,446)
Interest income                                                         -              9,374                  -             24,663                        2,047
Gain on forgiveness of debt                                             -                  -                  -                  -                        8,000
Write down of promissory notes (Note 7)                                 -            (8,949)           (50,000)          (247,739)                    (552,046)
                                                          ----------------    ---------------    ---------------     --------------     ------------------------
                                                          ----------------    ---------------    ---------------     --------------     ------------------------

         Net loss for the period                                (193,653)           (41,570)          (477,826)          (342,290)                  (3,040,445)
                                                          ================    ===============    ===============     ==============     ========================
                                                          ================    ===============    ===============     ==============     ========================

Loss per common share - basic and diluted                          (0.02)             (0.00)             (0.04)             (0.03)

Weighted average common shares -
  basic and diluted                                            11,725,618         10,175,025         11,499,225          9,960,313

                  The accompanying notes are an integral part of these interim financial statements.

                                                SONA DEVELOPMENT CORP.
                                            (A Development Stage Company)
                                           INTERIM STATEMENTS OF CASH FLOWS
                                 December 28, 1988 ( Inception) to September 30, 2006
                                                     (Unaudited)
                                                                                                        Cumulative
                                                                                                       Amounts From
                                                                                                     December 28,1988
                                                                       Nine months ended              (inception) to
                                                                         September 30,                 September 30,
                                                                    2006               2005                2006
                                                               ---------------    ---------------    ------------------
                                                                     $                  $                    $
OPERATING
   Net loss for the period                                          (477,826)          (342,290)           (3,040,445)
   Items not involving an outlay of cash
      Common stock issued for consulting fees                         106,400             12,200               853,400
      Common stock issued for services                                      -                  -               150,733
      Common stock issued for finance costs                           187,500                  -               187,500
      Common stock issued for organization costs                            -                  -                    33
      Gain on forgiveness of debt                                           -                  -               (8,000)
      Write down of promissory notes                                   50,000            247,739               552,047
   Changes in non-cash working capital items
      Prepaid expenses                                                      -              3,000                     -
      Accounts payable and accrued liabilities                          9,820           (22,409)               436,495
      Accrued and unpaid fees to related parties                       27,515              9,177                39,305
                                                               ---------------    ---------------    ------------------
                                                                     (96,591)           (92,583)             (828,932)
                                                               ---------------    ---------------    ------------------

INVESTING
   Promissory notes                                                  (50,000)          (247,739)             (550,000)
   Loan to Smart Card Technologies Co. Ltd.                                 -                  -             (600,000)
                                                               ---------------    ---------------    ------------------
                                                                     (50,000)          (247,739)           (1,150,000)
                                                               ---------------    ---------------    ------------------

FINANCING
   Advances from related parties                                      118,100             38,121               538,218
   Loans payable                                                            -                  -               680,000
   Common stock issued for cash                                             -            355,000               760,867
                                                               ---------------    ---------------    ------------------
                                                                      118,100            393,121             1,979,085
                                                               ---------------    ---------------    ------------------

NET INCREASE (DECREASE) IN CASH                                      (28,491)             52,799                   153
CASH, BEGINNING OF PERIOD                                             28,644               4,211                     -
                                                               ---------------    ---------------    ------------------
CASH, END OF PERIOD                                                      153              57,010                   153
                                                               ===============    ===============    ==================

SUPPLEMENTAL CASH FLOW INFORMATION (Note 5)

               The accompanying notes are an integral part of these interim financial statements.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Note 1 – Nature of Operations and Basis of Presentation

(a) Organization

Sona Development Corp. (the “Company”) was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp. The Company is currently pursuing a potential merger with Sibling Entertainment Group, Inc. (“Sibling”), an entertainment development and production company based in New York City, as described in Note 7. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $178,344 at September 30, 2006 and has incurred losses of $3,040,445 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

(c) Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results are for the nine months ended September 30, 2006.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

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

(d) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, promissory notes, accounts payable and amounts due to related parties approximate fair values due to the short-term maturity of the instruments.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

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

September 30, 2006

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

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(g)     Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Note 3 – Related Party Transactions

Related party payables consist of the following:

                                                                                     September 30,                   December 31,
                                                                                         2006                              2005
Due to a significant shareholder (a)                                     $             144,306  $                         11,691
Unsecured payable to a shareholder with no specific                                     13,000                             4,000
terms and due on demand                                                        ---------------        --------------------------
                                                                         $             157,306  $                         15,691
                                                                               ===============        ==========================

The following represents related party transactions paid or accrued during the nine months ended September 30, 2006 and 2005:

                                                                                     2006            2005
Consulting fees paid or accrued to a director (c)                              $      100,000  $        30,593
Consulting fees paid or accrued to a significant shareholder (a)                       50,400           31,500
Rent paid or accrued to a shareholder (b)                                               9,000            5,000
                                                                                 -------------   --------------
                                                                               $      159,400  $        67,093
                                                                                 =============   ==============

(a)     The amounts due to a significant shareholder at September 30, 2006 of $144,306 (2005 – $11,691) are for cash loans, consulting fees and reimbursable expenses.

The Company is indebted to this shareholder for cash loans of $118,100 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At September 30, 2006, the Company accrued $5,096 of interest on the loans. The loans are unsecured and due on demand. The Company has also issued 450,000 restricted common shares to the lender as additional consideration for the loans. If the Note is not paid in full from the proceeds of the Company’s next financing, the lender will be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the Note. Overdue payments will bear interest at 12% per annum until paid. At September 30, 2006, the Company was indebted $21,110 to this shareholder for consulting fees and reimbursable expenses. This debt bears no interest and has no defined terms of repayment.

On May 30, 2006, the Company issued an additional 126,000 shares of common stock in settlement of $50,400 of consulting fees due to the same significant shareholder.

(b)     In May of 2005, the Company entered into an agreement with a shareholder for office rent and expenses at $1,000 per month.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Note 3 – Related Party Transactions (Continued)

(c)     On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer and director. The agreement has an automatic renewal provision unless terminated by either party. In the first nine months of fiscal 2006, the Company incurred $100,000 (2005 – $30,593) in consulting fees to this director, of which $56,000 was paid by the issuance of 150,000 common stocks.

(d)     See Note 4 for additional related party transactions.

Note 4 – Capital Stock

(a)     Stock options

The Company has not issued any options on its common stock to date and has not recorded any stock-based compensation with respect to stock options.

(b) Stock issuances

On September 15, 2006, the Company issued 300,000 shares of common stock with a fair value of $135,000 to a shareholder as partial consideration for bridge financing from the shareholder.

On May 30, 2006, the Company issued 126,000 shares of common stock in settlement of $31,500 of debt.

On May 30, 2006, the Company issued 50,000 shares of common stock with a fair value of $20,000 to a director for consulting fees.

On May 8, 2006, the Company issued 100,000 shares of common stock with a fair value of $36,000 to a director for consulting fees.

On February 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $52,500 to a shareholder as partial consideration for $50,000 in bridge financing from the shareholder.

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

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Note 5 – Supplemental Cash Flow Information

Actual amounts paid with cash for interest and income taxes for the nine months ended September 30, 2006 and 2005 are as follows:

                                      Nine months ended September 30,
                                             2006            2005
Interest                              $             - $             -
                                          ============    ============
                                          ============    ============
Income taxes                          $             - $             -
                                          ============    ============

During the nine month period ended September 30, 2006, the Company issued:

(a)     126,000 shares of common stock in settlement of $50,400 of debt.

(b)     150,000 shares of common stock with a fair value of $56,000 to a director for consulting fees.

(c)     450,000 shares of common stock with a fair value of $187,500 to a shareholder as partial consideration for bridge financing.

During the nine month period ended September 30, 2005, the Company issued:

(d)     122,000 common stock issued for consulting services was valued at $12,200.

Note 6 – Proposed Merger with Idea One

On May 20, 2004, as amended November 1, 2004, November 19, 2004, December 28, 2004, March 22, 2005, April 22, 2005, July 15, 2005, and November 14, 2005, the Company entered into a non-binding letter of intent with Idea One, a privately owned company involved in the development of battery cell technology. The Company did not complete a definitive merger agreement with Idea One.

Over the term of the letter of intent the Company loaned Idea One a total of $550,000 through a series of convertible promissory notes. The convertible promissory notes were to be automatically converted into Idea One common shares in the event that the transactions contemplated in the letter of intent were not completed by April 30, 2006. Since the merger agreement was abandoned, the Company and Idea One agreed to convert the outstanding balance, including accrued interest, of $595,642 as of April 30, 2006, at $0.40 per share into 1,489,106 common shares of Idea One, on or about May 1, 2006, in full satisfaction of the debt. The Company received these shares in the second quarter of 2006. As of September 30, 2006, the Idea One shares have been recorded at a nominal value of $1.

SONA DEVELOPMENT CORP.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

Note 7 – Proposed Merger with Sibling

On June 29, 2006, the Company executed a definitive agreement of acquisition and plan of reorganization with Sibling Entertainment Group, Inc. (“Sibling”), an entertainment development and production company based in New York City. Under the reorganization, subject to shareholder approval, the Company is to acquire each of Sibling’s four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., Sibling Properties, Inc. and three wholly owned subsidiaries of Sibling Pictures, Inc., all of which own and or control each of Sibling’s respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate. On closing of the transaction, the Company’s name is to be changed to Sibling Entertainment Group, Inc.

The definitive agreement anticipates a share exchange pursuant to which the Company will issue up to 33,267,472 shares of common stock for all the issued and outstanding shares of the Sibling subsidiaries on the closing date. The Company will further grant 16,239,972 share purchase warrants with terms ranging from 3 to 5 years at exercise prices ranging from $0.275 a share to $1.00 per share. The closing of the transaction remains subject to shareholder approval which, as at the date of this quarterly report, has not been obtained.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2006. Our fiscal year end is December 31.

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

The transaction is subject to shareholder approval which is anticipated prior to the end of the current fiscal year. As of the date of this quarterly report, shareholder approval has not been obtained.

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

o an option to produce “Reel Love” as a feature film;

o an option from the Red Hat Society, Inc., to develop and produce a musical based upon the women and spirit of the Red Hat Society;

o the ongoing negotiations with URL Productions, Inc., to co-produce "Once Around The Sun" for Broadway; and

o an investment in the residual income from the future off-Broadway production and the subsequent marketing of musical “Once Around The Sun” originally co-produced between with URL Productions, Inc. and Sibling Entertainment, Inc.

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

o The consolidation of alliances with companies that currently possess attractive rights or agreements, including:

o an alliance with Mechanic Street Productions, Inc. to finance and produce one or more independent feature films including the finance and co-production independent films financed by the Sibling Pictures Fund, LLC and/or other similarly organized film funds; and

o a consulting agreement with Gina’s Inc., to consult the development and production of the musical Cassandra’s Angel.

The Sibling subsidiaries’ plan is to expand their presence in theatrical management, real estate, and music publishing and to produce more live-stage theater productions and independent films. The Sibling subsidiaries will coordinate their efforts to follow the natural synergies that exist between the various industries and their components, including those that exist when:

o the theatre owner/manager is the presenter of original works – realizing the long-term income derived from the licensing of literary rights;

o literary works developed for the stage that have potential as feature films where access – acquisition cost barriers are reduced with a common producer of both film and theatre; and

o the recording and music publishing industry is aligned with the rest of the entertainment industry – therefore publishing music which originates or is released in association with affiliated musicals or a movies.

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

Results of Operations

During the period ended September 30, 2006, the Company’s operations were limited to satisfying continuous public disclosure requirements, completing our obligations pursuant to the letter of intent with Idea One, seeking our alternative business opportunities, and entering into an agreement with Sibling.

The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.

Net Loss

For the period from inception to September 30, 2006, the Company recorded an operating loss of $3,040,445. The Company’s operating loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2006 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to September 30, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $153 as of September 30, 2006. These assets consist of cash on hand of $152 and investments of $1. Net stockholders deficiency in the Company was $178,343 at September 30, 2006.

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

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended September 30, 2006 and 2005 included in this Form 10-QSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“Commission”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Since our inception in 1988, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,040,445 at September 30, 2006. During the nine month period ended September 30, 2006, we recorded a net loss of $477,826. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s audit expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit which reached $3,040,445 as of September 30, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (i) obtaining debt funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2006, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On September 15, 2006, the Company issued 300,000 shares of common stock to Michael Baybak, with a fair value of $135,000, as partial consideration for a bridge financing, relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

The Company complied with the exemptions’ requirements based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in conjunction with a bridge financing; (3) the offeree committed to hold the stock for at least one year; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 26 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November 2006.

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