Form 10KSB
period 2006-12-31
SONA DEVELOPMENT CORP
filed 2007-04-13
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-28311

SONA DEVELOPMENT CORP.
(Exact name of small business issuer as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-027334 (IRS Employer Identification Number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The registrant's total revenues for the year ended December 31, 2006 were $0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $6,882,502.91 based on the average closing bid and asked prices for the common stock on March 19, 2007.

On April 2, 2007, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 13,074,066.

TABLE OF CONTENTS

			Page

PART I.

Item	1.	Description of Business	1

Item	2.	Description of Property	8

Item	3.	Legal Proceedings	8

Item	4.	Submission of Matters to a Vote of Security Holders	8

PART II.

Item	5.	Market for Common Equity and Related Stockholder Matters	8

Item	6.	Managements's Plan of Operation	10

Item	7.	Financial Statements	17

Item	8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30

Item	8A.	Controls and Procedures	30

Item	8B.	Other Information	31

PART III.

Item	9.	Directors and Executive Officer	32

Item	10.	Executive Compensation	33

Item	11.	Security Ownership of Certain Beneficial Owners and Management	34

Item	12.	Certain Relationships and Related Transactions	34

Item	13.	Exhibits	36

Item	14.	Principal Accountant Fees and Services	36

	Signatures		37

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

On May 20, 2004, as amended November 1 and 19, 2004, December 28, 2004, March 22, 2005, April 22, 2005, July 15, 2005 and November 14, 2005, we entered into a non-binding letter of intent, as amended, with Idea One, Inc., (“Idea One”), a privately owned company involved in the development of alternative energy products through its 83% owned subsidiary, Advanced Technology Upgrading, Ltd. (“ATU”). ATU, which is located in Israel, has developed a tested and patented rechargeable magnesium battery in conjunction with Bar Ilan Research and Development Company, Ltd., (“Birad”), based on technology acquired from the Bar Ilan University. Idea One believes that the ATU magnesium battery exhibits many characteristics that are superior to existing battery systems, including a longer cycle, extended shelf life and higher energy density. The ATU battery is also environmentally friendly.

The letter of intent, as amended, anticipated that Idea One would be acquired by us in a reverse merger transaction pursuant to which the shareholders of Idea One will control the combined entity. The closing date for the reverse merger transaction, as contemplated in the letter of intent, as amended, was April 30, 2006.

Idea One was unable to satisfy certain conditions of the Letter of Intent which caused us to abandon our efforts to acquire Idea One on April 28, 2006. We reported our abandonment of the Letter of Intent in a Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.

Over the term of the Letter of Intent we loaned Idea One a total of $550,000 through a series of convertible promissory notes. Interest of $2,046 was accrued on these notes during 2004 however the Company did not continue to accrue interest beyond December 31, 2004, and the notes were written down to $1 as of December 31, 2005 because we determined they were not collectible.

The convertible promissory notes, as amended, were to automatically convert into Idea One common shares in the event that the transactions contemplated in the Letter of Intent were not completed by April 30, 2006. Since the transactions contemplated in the Letter of Intent were not completed by April 30, 2006, we agreed with Idea One to convert the outstanding balance, including accrued interest, of $595,642 as of April 30, 2006, at $0.40 per share into 1,489,106 shares of Idea One, on or about May 1, 2006, in full satisfaction of the debt. As of December 31, 2006 these shares are recorded at $1.

On June 28, 2006 we entered into Agreement of Acquisition and Plan of Reorganization (the “Agreement”) with Sibling Entertainment Group, Inc. (“Sibling”), an unrelated party. The Agreement provides for the acquisition of Sibling’s subsidiaries. Sibling is an entertainment development and production company based in New York City.

Under the reorganization, we will acquire each of Sibling’s four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. These subsidiaries own and/or control each of Sibling’s respective divisions and operations of live-stage theatrical operations, music, independent feature films, and theatrical real estate.

Pursuant to the Agreement, the respective companies will effect a share exchange by which we will issue shares of common stock and purchase warrants to Sibling in exchange for all of the issued and outstanding shares of Sibling’s subsidiaries on the closing date.

Together with Sibling we amended the Agreement on December 15, 2006. The amended Agreement increased the shares issued and warrants granted by us to 36,190,085 shares and 22,865,324 purchase warrants, which warrants have terms ranging from 3 to 5 years at exercise prices ranging from $0.275 per share to $1.00 per share. The share and warrant increases are related to a debt placement, employment agreements, the prospective acquisition of an entertainment production company, a shareholder relations agreement, a corporate services agreement, and broker agreements.

The closing date of the Agreement was initially extended to February 9, 2007, subject to each party obtaining shareholder approval.

On February 9, 2007, we held a special meeting of shareholders to approve an Agreement of Acquisition and Plan of Reorganization, as amended, to acquire four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. from Sibling Entertainment Group, Inc., to amend our articles of incorporation to effect a name change to “Sibling Entertainment Group, Inc.” and to elect four directors to join the our current board of directors.

The shareholders approved the Agreement of Acquisition and Plan of Reorganization, approved the name change to Sibling Entertainment Group, Inc. and elected Mitchell Maxwell, Victoria Maxwell, James Cardwell and Richard Bernstein to our board of directors.

Subsequent to our February 9, 2007 shareholders meeting, the SEC has advised us that we are required to file a Form S-4 registration statement with the SEC and have such S-4 registration statement declared effective by the SEC to close our transaction with Sibling Entertainment Group, Inc. We intend to file the Form S-4 registration statement within the next 30 days. Based on the requirement to file an S-4 registration statement, we may change the structure of the transaction with Sibling Entertainment Group, Inc.

Selection of a Business

Since we have no current business, and, in the event the anticipated merger with Sibling Entertainment Group, Inc. is not consummated, our plan of operation will be to seek one or more suitable business combinations or acquisitions to create value for our shareholders. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

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

Since our inception in 1988, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,095,229 at December 31, 2006. During fiscal 2006, we recorded a net loss of $532,610. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

There can be no assurance that Company will acquire Sibling Entertainment Group, Inc.

We signed a letter of intent to merge with Sibling Entertainment Group, Inc. on June 28, 2006. Although the shareholders approved the Agreement of Acquisition and Plan of Reorganization, approved the name change to Sibling Entertainment Group, Inc. and elected Maxwell Mitchell, Victoria Mitchell, James Cardwell and Richard Bernstein to the Company’s board of directors, the closing of the Agreement of Acquisition and Plan of Reorganization remains subject to the applicable registration requirements of the Securities Exchange Act of 1934, as amended, specifically, the filing and effectiveness of an S-4 registration statement. As a result, although we intend to close the acquisition of the Sibling Entertainment Group, Inc. subsidiaries as soon as is practicable, the acquisition may not occur or may take a significant period of time..

Sibling Entertainment Group, Inc. will not likely be profitable in the next twelve months and may never be profitable.

Sibling Entertainment Group, Inc. remains in the research and development stage with no significant revenues and will not likely be profitable within the next twelve months. Sibling Entertainment Group, Inc. results of operations will largely depend on them having adequate access to literary rights, plays, musicals, film scripts that are capable of being produced or acquired and successfully marketed. Such accessibility is dependent upon numerous factors, including its reputation and credibility in the creative community, the relationships they have in the entertainment industry and their financial and other resources. There can be no assurance that they will have adequate access to sources of programs or that their efforts in developing or acquiring new programs will be successful. If they are unable to successfully market new programs where we have funded development costs, they will be subject to realizing a loss on such projects.. Therefore, the possibility of future profits by Sibling Entertainment Group, Inc. is purely speculative.

The Company’s limited financial resources cast doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. If we do not merge with Sibling Entertainment Group, Inc., the prospect of another acquisition is doubtful due to the Company’s limited financial resources. Since we have no current profitable business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

We are dependent upon a key person, who would be difficult to replace.

If the acquisition of Sibling Entertainment Group, Inc. is not consummated, our continued operation will be largely dependent upon the efforts of Nora Coccaro, our sole officer and director. We do not maintain key-person insurance on Ms. Coccaro. Our future success also will depend in large part upon the Company’s ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of Ms. Coccora, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives such as the acquisition of a suitable business opportunity.

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

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains limited office space on a month-to-month basis at a cost of $1,000 per month which is paid to Zmax Capital Corp. None of our directors or officers are directors, officers, or shareholders of Zmax Capital Corp. Additionally, neither of our directors or officers are related to Zmax Capital Corp. in any capacity or have any relation with Zmax Capital Corporation. The address of our office is 1066 West Hastings Street Suite 2310, Vancouver, British Columbia, Canada V6E 3X2. We do not believe that we will need to obtain additional office space until such time as we have acquired Sibling Entertainment Group, Inc. or some other business opportunity.

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

YEAR	QUARTER ENDING	HIGH	LOW
2006	December 31	$0.45	$0.20
	September 30	$0.65	$0.30
	June 30	$0.65	$0.17
	March 31	$0.55	$0.17
2005	December 31	$0.60	$0.10
	September 30	$0.31	$0.18
	June 30	$0.65	$0.15
	March 31	$0.20	$0.12

Record Holders

As of December 31, 2006, there were 69 shareholders of record (based on our transfer agent list) holding a total of 11,976,705 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

During the 4th quarter of 2006, there were no sales of unregistered securities.

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

Plan of Operation

The Company’s plan of operation for the coming year, as discussed above, is to close the definitive agreement with Sibling Entertainment Group, Inc., or, in the event that a definitive agreement is not closed, to identify and acquire an alternative business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each alternative opportunity on its merits.

On June 28, 2006, we entered into Agreement of Acquisition and Plan of Reorganization (the “Agreement”) with Sibling Entertainment Group, Inc. (“Sibling”), an unrelated party. The Agreement provides for the acquisition of Sibling’s subsidiaries. Sibling is an entertainment development and production company based in New York City.

Under the reorganization, we will acquire each of Sibling’s four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. These subsidiaries own and/or control each of Sibling’s respective divisions and operations of live-stage theatrical operations, music, independent feature films, and theatrical real estate.

Pursuant to the Agreement, the respective companies will effect a share exchange by which we will issue shares of common stock and purchase warrants to Sibling in exchange for all of the issued and outstanding shares of Sibling’s subsidiaries on the closing date.

Together with Sibling we amended the Agreement on December 15, 2006. The amended Agreement increased the shares issued and warrants granted by us to 36,190,085 shares and 22,865,324 purchase warrants, which warrants have terms ranging from 3 to 5 years at exercise prices ranging from $0.275 per share to $1.00 per share. The share and warrant increases are related to a debt placement, employment agreements, the prospective acquisition of an entertainment production company, a shareholder relations agreement, a corporate services agreement, and broker agreements.

The closing date of the Agreement was initially extended to February 9, 2007, subject to each party obtaining shareholder approval.

On February 9, 2007, we held a special meeting of shareholders to approve an Agreement of Acquisition and Plan of Reorganization, as amended, to acquire four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. from Sibling Entertainment Group, Inc., to amend the our articles of incorporation to effect a name change to “Sibling Entertainment Group, Inc.” and to elect four directors to join the our current board of directors.

The shareholders approved the Agreement of Acquisition and Plan of Reorganization, approved the name change to Sibling Entertainment Group, Inc. and elected Mitchell Maxwell, Victoria Maxwell, James Cardwell and Richard Bernstein to our board of directors.

The closing of the Agreement of Acquisition and Plan of Reorganization remains subject to the applicable registration requirements of the Securities Exchange Act of 1934, as amended.

Subsequent to our February 9, 2007 shareholders meeting, the SEC has advised us that we are required to file a Form S-4 registration statement with the SEC and have such S-4 registration statement declared effective by the SEC to close our transaction with Sibling Entertainment Group, Inc. We intend to file the Form S-4 registration statement within the next 30 days. Based on the requirement to file an S-4 registration statement, we may change the structure of the transaction with Sibling Entertainment Group, Inc.

Results of Operations

During the twelve month period ended December 31, 2006 the Company was involved in the negotiation and execution of a letter of intent to acquire Idea One, and had conducted a private placement of our common stock to fund operations and the loan obligation under the letter of intent, as amended. During the twelve month period ended December 31, 2006, the Company was also involved in the negotiation and execution of an agreement to acquire Sibling Entertainment Group, Inc.

We do not expect to generate any significant revenues within the next twelve months of operation as Sibling Entertainment Group, Inc. has just completed the research and development stage with no significant revenues. Further, in the event we do not acquire Sibling Entertainment Group, Inc., we will resume the process of identifying a favorable business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to these uncertainties, we do not expect any revenues until such time as a revenue producing acquisition is accomplished.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to December 31, 2006.

Capital Resources and Liquidity

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $345 and total assets of $346 as of December 31, 2006. These assets consist of cash on hand of $345 and $1 credited to the value of certain promissory notes with Idea One due April 30, 2006. Stockholders deficit in the Company was $233,127 at December 31, 2006.

On May 20, 2004, as amended November 1 and 19, 2004, December 28, 2004, March 22, 2005, April 22, 2005, July 15, 2005, and November 14, 2005, the Company entered into a letter of intent, with Idea One, a private company involved in the development of battery cell technology. The letter of intent did not culminate in a definitive agreement.

Over the term of the letter of intent the Company loaned Idea One a total of $550,000 through a series of convertible promissory notes. These notes were written down to $1 as of December 31, 2005 as management determined they were not collectible and further, if the Idea One shares were received, it was not possible to determine their value.

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, in full satisfaction of the loan receivable. The Idea One shares were received in the second quarter of 2006. As of December 31, 2006 and 2005, these shares are recorded at $1.

On June 28, 2006, as amended December 15, 2006, the Company executed a definitive agreement of acquisition and plan of reorganization with Sibling Entertainment Group, Inc. ("Sibling"), an entertainment development and production company based in New York City. Under the reorganization, which is subject to shareholder approval, the Company is to acquire each of Sibling's four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., Sibling Properties, Inc. and three wholly owned subsidiaries of Sibling Pictures, Inc., all of which own and or control each of Sibling's respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate.

On closing of the transaction, the Company’s name is to be changed to Sibling Entertainment Group, Inc.

The definitive agreement anticipates a share exchange pursuant to which the Company will issue up to 36,190,085 shares of common stock for all the issued and outstanding shares of the Sibling subsidiaries on the closing date. The Company will further grant 22,865,324 share purchase warrants with terms ranging from 3 to 5 years at exercise prices ranging from $0.275 a share to $1.00 per share.

The shareholders approved the Agreement of Acquisition and Plan of Reorganization, approved the name change to Sibling Entertainment Group, Inc. and elected Mitchell Maxwell, Victoria Maxwell, James Cardwell and Richard Bernstein to the Company’s board of directors.

The closing of the Agreement of Acquisition and Plan of Reorganization remains subject to the applicable registration requirements of the Securities Exchange Act of 1934, as amended. We intend to close the acquisition of the Sibling Entertainment Group, Inc. subsidiaries as soon as is practicable.

Should the anticipated acquisition of Sibling Entertainment Group, Inc. be abandoned, the Company will most likely have to obtain loans from shareholders or pursue alternative private equity placements in order to maintain its continuous disclosure requirements until such time as an alternative acquisition or merger candidate is identified.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months whether or not the acquisition of Sibling Entertainment Group, Inc. is completed. No assurances can be given that funding is available or would be available to the Company on acceptable terms. Our inability to obtain funding would have a material adverse affect on our plan of operation.

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

a) Use of Estimates

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 31, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $233,127 at December 31, 2006 and has incurred losses of $3,095,229 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

SONA DEVELOPMENT CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Sona Development Corp.:

We have audited the accompanying balance sheets of Sona Development Corp. (the “Company”) (a development stage company) as at December 31, 2006 and 2005 and the statements of operations, stockholders’ deficit, and cash flows for the years then ended and the cumulative period from December 28, 1988 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from December 28, 1998 (inception) to December 31, 2002 were reported on by other auditors and reflect a total net loss of $1,607,837 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the years then ended and for the period from December 28, 1998 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue or cash flow from operations and its liabilities exceed its assets. Since the Company’s incorporation it has incurred an accumulated deficit of $3,095,229 as of December 31, 2006. The Company also had a working capital deficiency of $233,128 as of December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
March 22, 2007
Vancouver, Canada

ITEM 7.           FINANCIAL STATEMENTS

SONA DEVELOPMENT CORP.
(A Development Stage Company)

BALANCE SHEETS

	2006	2005
	$	$
ASSETS
CURRENT
Cash	345	28,644
	345	28,644
INVESTMENT (Note 7)	1	1
	346	28,645
LIABILITIES AND STOCKHOLDERS' (EQUITY) DEFICIT
CURRENT
Accounts payable and accrued liabilities	17,900	6,371
Amounts due to a related party (Note 3)	215,572	16,691
	233,472	23,062
COMMITMENTS (Note 8)

STOCKHOLDERS' DEFICIT
Capital Stock (Note 5)
Authorized
100,000,000 common shares with par value of $0.0001
Issued and outstanding
11,976,705 common shares
(December 31, 2005 - 11,250,705)	1,197	1,124
Additional paid-in capital	2,860,905	2,567,078
Deficit accumulated during the development stage	(3,095,229)	(2,562,619)
	(233,127)	5,583
	346	28,645

The accompanying notes are an integral part of these financial statements.

SONA DEVELOPMENT CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	December 31,		Cumulative Amounts From December 28,1988 (inception to December 31,
	2006	2005	2006
	$	$	$

General and administrative costs	482,610	182,256	2,598,230
Recovery of consulting fees	-	-	(45,000)
	(482,610)	(182,256)	(2,553,230)
Interest income	-	-	2,047
Gain on forgiveness of debt	-	-	8,000
Write down of promissory notes (Note 7)	(50,000)	(225,000)	(552,046)

Net loss for the year	(532,610)	(407,256)	(3,095,229)

Loss per common share - basic and diluted	(0.05)	(0.04)

Weighted average common shares -
basic and diluted	11,619,576	10,106,956

The accompanying notes are an integral part of these financial statements.

SONA DEVELOPMENT CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
December 28, 1988 ( Inception) to December 31, 2006

	December 31,		Cumulative Amounts From December 28, 1988 (inception) to December 31,
	2006	2005	2006
OPERATING	$	$	$

Net loss for the year	(532,610)	(407,256)	(3,095,229)
Items not involving an outlay of cash
Common stock issued for consulting fees	106,400	25,000	853,400
Common stock issued for services	-	-	70,830
Common stock issued for finance costs	187,500	-	187,500
Common stock issued for organization costs	-	-	33
Common stock issued for other services	-	-	79,903
Gain on forgiveness of debt	-	-	(8,000)
Write down of promissory notes	50,000	225,000	552,047
Changes in non-cash working capital items
Prepaid expenses	-	3,000	-
Accounts payable and accrued liabilities	11,530	(30,539)	449,995
Accrued and unpaid fees to related parties	51,882	-	51,882
	(125,299)	(184,795)	(857,640)
INVESTING
Promissory notes	(50,000)	(225,000)	(550,000)
Loan to Smart Card Technologies Co. Ltd.	-	-	(600,000)
	(50,000)	(225,000)	(1,150,000)
FINANCING
Advances from a related party	147,000	18,150	567,118
Loans payable	-	-	680,000
Common stock issued for cash	-	355,000	760,867
	147,000	373,150	2,007,985
NET INCREASE (DECREASE) IN CASH	(28,299)	24,433	345
CASH, BEGINNING OF YEAR	28,644	4,211	-

CASH, END OF YEAR	345	28,644	345

SUPPLEMENTAL CASH FLOW INFORMATION (Note 5)

The accompanying notes are an integral part of these financial statements.

SONA DEVELOPMENT CORP.
(A Developmental Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
December 28, 1988 ( Inception) to December 31, 2006

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$

Balance at December 28, 1998 (date of inception)	-	-	-	-	-	-
Stock issued for organization costs	33,000	33,000	(32,967)	-	-	33
Net loss	-	-	-	-	(33)	(33)
Balances at December 31, 1988 to December 31, 1996	33,000	33,000	(32,967)	-	(33)	-

1,000 for 1 stock split	32,967,000	-	-	-	-	-
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	-	-	-
Stock issued for cash at $5.00 per share	20,000	2	99,998	-	-	100,000
Net loss	-	-	-	-	(80,025)	(80,025)
Balance at December 31, 1997	3,020,000	302	99,731	-	(80,058)	19,975

Stock issued for services at $0.10 per share	95,000	10	9,490	-	-	9,500
Stock issued for cash at $0.14 per share	52,800	5	7,795	(2,722)	-	5,028
Net loss	-	-	-	-	(33,798)	(33,798)
Balance at December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	705

Net loss	-	-	-	-	(66,662)	(66,662)
Balance at December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,957)

2 for 1 stock split	3,167,800	317	(317)	-	-	-
Stock issued for consulting fees at $2.00 per share	320,000	32	639,968	-	-	640,000
Stock issued to settle trade payables at $2.00 per share	20,540	2	41,078	-	-	41,080
Stock issued for services at $2.00 per share	11,960	2	23,918	-	-	23,920
Stock issued per preemptive rights	192	-	17	-	-	17
Stock subscriptions received	-	-	-	2,722	-	2,772
Net loss	-	-	-	-	(1,018,914)	(1,018,914)
Balance at December 31, 2000	6,688,292	670	821,680	-	(1,199,432)	(377,082)

Stock issued for consulting fees and payables at $0.08 per share	687,500	68	54,932	-	-	55,000
Stock issued at $0.08 per share for rent payable	535,000	54	42,746	-	-	42,800
Net loss	-	-	-	-	(227,672)	(227,672)
Balance at December 31, 2001	7,910,792	792	919,358	-	(1,427,104)	(506,954)

1 for 10 reverse stock split	(7,119,708)	(713)	713	-	-	-
Stock subscribed for converted debts	-	-	-	641,953	-	641,953
Net loss	-	-	-	-	(180,733)	(180,733)
Balance at December 31, 2002	791,084	79	920,071	641,953	(1,607,837)	(45,734)

Stock issued for cash at $0.10 per share	280,000	28	27,972	-	-	28,000
Stock issued for converted debts	5,598,947	560	641,393	(641,953)	-	-
Stock issued for debt settlement at $0.20 per share	280,538	28	56,080	-	-	56,108
Stock issued for debt settlement at $0.20 per share	52,500	5	10,495	-	-	10,500
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Net loss	-	-	-	-	(100,115)	(100,115)
Balance at December 31, 2003	7,053,069	705	1,661,006	-	(1,707,952)	(46,241)

Stock issued for debt settlement at $0.10 per share	735,782	73	73,505	-	-	73,578
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Stock issued for services at $0.15 per share	65,000	6	9,744	-	-	9,750
Stock issued for debt settlement at $0.10 per share	86,000	9	8,591	-	-	8,600
Stock issued for debt settlement at $0.16 per share	277,314	28	44,717	-	-	44,745
Stock issued for cash at $0.35 per share	871,572	87	304,963	-	-	305,050
Subscriptions receivable	-	-	-	(35,000)	-	(35,000)
Net loss	-	-	-	-	(447,411)	(447,411)
Balance at December 31, 2004	9,138,737	913	2,107,521	(35,000)	(2,155,363)	(81,929)

Stock issued for cash at $0.35 per share	914,288	91	319,909	-	-	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	-	-	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	-	-	25,000
Subscriptions received	-	-	-	35,000	-	35,000
Net loss	-	-	-	-	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	-	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	-	-	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	-	-	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	-	-	70,400
Stock issued for finance costs at $0.45 per share (Note 7)	300,000	30	134,970	-	-	135,000
Net loss	-	-	-	-	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	-	(3,095,229)	(233,127)

The accompanying notes are an integral part of these financial statements.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 1 - Nature of Operations and Basis of Presentation

(a) Organization

Sona Development Corp. (the “Company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp. The Company is currently pursuing a potential merger with Sibling Entertainment Group, Inc. ("Sibling"), an entertainment development and production company based in New York City, as described in Note 8. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $233,127 at December 31, 2006 and has incurred losses of $3,095,229 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 2 - Summary of Significant Accounting Policies

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

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 2 - Summary of Significant Accounting Policies (continued)

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

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 2 - Summary of Significant Accounting Policies (continued)

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

(g) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 2 - Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 3 - Due to Related Parties

Related party payables consist of the following:

	December 31,
	2006	2005

Due to a significant shareholder (a)	$199,572	$11,691
Unsecured payable to a shareholder with no specific terms and due on demand (b)	16,000	5,000

	$215,572	$16,691

The following represents related party transactions paid or accrued during the years ended December 31, 2006 and 2005.

	2006	2005
Consulting fees paid or accrued to a director (c)	$110,500	$72,949

Consulting fees paid or accrued to a significant shareholder (a)	60,900	42,000

Rent paid or accrued to a shareholder (b)	12,000	8,000

	$183,400	$122,949

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Refer to Note 7.

(a) The amounts due to related parties at December 31, 2006 of $199,572 significant (2005 - $11,691) are due to a significant shareholder for cash loans, consulting fees and reimbursable expenses. The Company is indebted to this significant shareholder for cash loans of $147,000 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At December 31, 2006, the Company had accrued $8,526 of interest on the loans. The loans are unsecured and due on demand. The Company has also issued 450,000 restricted common shares to the lender as additional consideration for the loans. These shares were valued at $187,500. If the loan is not paid in full from the proceeds of the Company’s next financing, the lender will also be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the loan. Overdue payments will bear interest at 12% per annum until paid.

At December 31, 2006, the Company was also indebted $44,046 to this significant shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set term of repayment. (Refer to Note 9)

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 3 - Due to Related Parties (continued)

On May 30, 2006, the Company issued 126,000 shares of common stock in settlement of $50,400 of consulting fees due to this significant shareholder.

(b) In May of 2005, the Company entered into an agreement with a shareholder for office rent and expenses at $1,000 per month.

(c) On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer and director. The agreement has an automatic renewal provision unless terminated by either party. In fiscal 2006, the Company incurred $110,500 (2005 - $72,949) in consulting fees to this director, of which $56,000 was paid by issuance of common stock.

(d) See Note 5 for additional related party transactions.

Note 4 - Income Taxes

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of December 31, 2006, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Note 5 - Capital Stock

(a) Stock options

The Company has not issued any options on its common stock to date and has not recorded any stock-based compensation with respect to stock options.

(b) Stock issuances

On September 15, 2006, the Company issued 300,000 shares of common stock with a fair value of $135,000 to a shareholder as partial consideration for bridge financing.

On May 30, 2006, the Company issued 126,000 shares of common stock with a fair value of $31,500 to a shareholder for consulting fees.

On May 30, 2006, the Company issued 50,000 shares of common stock with a fair value of $20,000 to a director for consulting fees.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

On May 8, 2006, the Company issued 100,000 shares of common stock with a fair value of $36,000 to a director for consulting fees.

Note 5 - Capital Stock (continued)

(b) Stock issuances (continued)

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

On April 5, 2005, 122,000 shares of common stock were issued to a significant shareholder in settlement of $12,200 of debt.

Note 6 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for 2006 and 2005 are as follows:

	2006	2005
Interest	$-	$-

Income taxes	-	-

During the year ended December 31, 2006, the Company issued:

(a) 126,000 shares of common stock with a fair value of $31,500 to a shareholder for consulting fees.

(b) 150,000 shares of common stock with a fair value of $56,000 to a director for consulting fees.

(c) 450,000 shares of common stock with a fair value of $187,500 to a shareholder as partial consideration for bridge financing.

During the year ended December 31, 2005, the Company issued:

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

(a) 1,147,680 common stock for settlement of $114,768 of debt.

(b) 50,000 common stock for consulting services valued at $25,000.

Note 7 - Investment

Proposed Idea One Merger
On May 20, 2004, as amended November 1 and 19, 2004, December 28, 2004, March 22, 2005, April 22, 2005, July 15, 2005, and November 14, 2005, the Company entered into a letter of intent, to merge with Idea One, a private company involved in the development of battery cell technology. The letter of intent did not culminate in a definitive agreement.

Over the term of the letter of intent the Company loaned Idea One a total of $550,000 through a series of convertible promissory notes. Interest of $2,046 was accrued on these notes during 2004 however the Company did not continue to accrue interest beyond December 31, 2004, and the notes were written down to $1 as of December 31, 2005 because management determined they were not collectible.

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, in full satisfaction of the loan receivable. The Idea One shares were received in the second quarter of 2006. As of December 31, 2006, these shares are recorded at $1.

Note 8 - Proposed Merger with Sibling

On June 28, 2006 as amended December 15, 2006, the Company executed a definitive agreement of acquisition and plan of reorganization (the "Agreement") with Sibling Entertainment Group, Inc. ("Sibling"), an entertainment development and production company based in New York City. Under the terms of the Agreement, which is subject to shareholder approval, the Company is to acquire each of Sibling's four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., Sibling Properties, Inc. and three wholly owned subsidiaries of Sibling Pictures, Inc., all of which own and or control each of Sibling's respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate.

The Agreement anticipates a share exchange pursuant to which the Company will issue up to 36,190,085 shares of common stock for all the issued and outstanding shares of the Sibling subsidiaries on the closing date. The Company will further grant 22,865,324 share purchase warrants with terms ranging from 3 to 5 years at exercise prices ranging from $0.275 a share to $1.00 per share.

On February 9, 2007, the expected closing date of the Agreement, the shareholders approved the Agreement and name change. The closing of the Agreement remains subject to the applicable registration requirements of the Securities Exchanges Act of 1934, as amended, specifically the filing and effectiveness of an S-4 registration statement to be filed with the SEC. Based upon the requirement to file an S-4 registration statement, the Company may change the structure of the transaction with Sibling.

SONA DEVELOPMENT CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 9 - Subsequent Events

Subsequent to year-end, the Company issued 1,097,361 shares to a significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expenses and consulting fees. The amount of $199,572 was due to this shareholder at December 31, 2006 (Note 3a). The balance due to this shareholder increased in 2007 for cash loans of $16,400 and consulting fees of $3,500.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 8B.           OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)

Nora Coccaro	50	Chief Executive Officer, Chief
		Financial Officer, Principal
		Accounting Officer and Director

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of an individuals or entities who during the period ended December 31, 2006, were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 except the following:

-	Previously Nora Corraco failed to file a Form 4 and Form 5 in a timely manner despite being an officer and director of the Company. Ms. Coccaro's filings are now current.

-
Michael Baybak failed to file a Form 4 and Form 5 in a timely manner despite being the beneficial owner of more than ten percent of the common stock of the Company. Mr. Baybak’s filings are now current.

ITEM 10.           EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2006, 2005, and 2004. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

Summary Compensation Table

		Long Term Compensation			Annual Compensation

					Awards		Payouts

Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	LTIP payouts	All Other Compensation
		($)	($)	($)	($)	SARs(#)	($)	($)

Nora Coccaro,	2006	$54,500	-	-	$56,000	-	-	-
chief executive	2005	47,949	-	-	5,000	-	-	-
and financial	2004	35,755	-	-	-	-	-	-
officer, and
director

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of April 2, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 2, 2007, there were 13,074,066 shares of common stock issued and outstanding.

Title of Class	Name and Address	Number of Shares	% of Class

Common	Nora Coccaro	200,000	1.53%
	Chief Executive and Financial Officer, and Director
	1066-2610 West Hastings Street, Vancouver, British
	Columbia Canada V6E 2K3

Common	Michael Baybak	4,162,037	31.23%
	305-4515 Ocean View Boulevard
	La Canada, California 91011

All executive officers and directors as a group(1)		200,000	1.53%

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 15, 2006, the Company issued 300,000 shares of common stock with a fair value of $135,000 to a shareholder as a partial consideration for bridge financing from the shareholder.

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

The amounts due to related parties at December 31, 2006 of $199,572 (2005 - $11,691) are due to a significant shareholder for cash loans, consulting fees and reimbursable expenses. The Company is indebted to this shareholder for cash loans of $147,000 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At December 31, 2006, the Company had accrued $8,526 of interest on the loans. The loans are unsecured and due on demand. The Company has also issued 450,000 restricted common shares to the lender as additional consideration for the loans. These shares were valued at $187,500. If the Note is not paid in full from the proceeds of the Company’s next financing, the lender will also be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the Note. Overdue payments will bear interest at 12% per annum until paid.

At December 31, 2006, the Company was also indebted $44,046 to this shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set term of repayment.

On May 30, 2006, the Company issued 126,000 shares of common stock in settlement of $50,400 of consulting fees due to a significant shareholder.

On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer and director. The agreement has an automatic renewal provision unless terminated by either party. In fiscal 2006, the Company incurred $110,500 (2005 - $72,949) in consulting fees to this director, of which $56,000 was paid by issuance of common stock.

ITEM 13.           EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 23 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Dale Matheson Carr-Hilton LaBonte, LLP provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2006 and 2005. The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte, LLP for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was approximately $39,900 and $18,700 respectively.

Audit Related Fees

Dale Matheson Carr-Hilton LaBonte, LLP billed to the Company no fees in 2006 or 2005 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Dale Matheson Carr-Hilton LaBonte, LLP billed to the Company no fees in 2006 or 2005 for professional tax services rendered.

All Other Fees

Dale Matheson Carr-Hilton LaBonte, LLP billed to the Company no fees in 2006 or 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Dale Matheson Carr-Hilton LaBonte, LLP as detailed above were pre-approved by the Company’s board of directors. The Company’s independent auditor, Dale Matheson Carr-Hilton LaBonte, LLP, performed all work using only their own full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of April, 2007.

Sona Development Corp.

/s/ Nora Coccaro
Nora Coccaro,
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nora Coccaro	Chief Executive Officer,	April 2, 2007
Nora Coccaro	Chief Financial Officer,
Principal Accounting Officer and Director

/s/ Mitchell Maxwell	Director	April 2, 2007
Mitchell Maxwell

/s/ Victoria Maxwell	Director	April 2, 2007
Victoria Maxwell

/s/ James Cardwell	Director	April 2, 2007
James Cardwell

/s/ Richard Bernstein	Director	April 2, 2007
Richard Bernstein

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company
3(i)(b)	*	Amended Articles of Incorporation of the Company
3(i)(c)	**	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.
3(iii)	*	Bylaws of the Company
14	***	Code of Ethics dated March 1, 2004.
31	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000.

** Incorporated by reference from the Form 10KSB filed with the Commission on April 3, 2003.

*** Incorporated by reference from the Form 10KSB filed with the Commission on March 30, 2004.