Form 10QSB
period 2007-03-31
SONA DEVELOPMENT CORP
filed 2007-05-21
CIK 1099728

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31 2007.

☐       Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to              .

Commission file number: 0-28311

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	76-027334 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Office)          (Postal Code)

(604) 602-1717
(Issuer’s telephone number)

SONA DEVELOPMENT CORP.
(Former Name or Former Address, if Changed Since Last Reports)

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
Yes      ☒              No      ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of March 20, 2007 was 13,074,066.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein the terms “Company,” “we,” “our”, and “us” refer to Sibling Entertainment Group Holdings, Inc., formerly, Sona Development Corp., a Texas corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEETS
	March 31,	December 31,
	2007	2006
	(Unaudited)
	$	$
ASSETS
CURRENT
Cash	136	345
	136	345
INVESTMENT (Note 7)	1	1
	137	346

LIABILITIES AND STOCKHOLDERS' (EQUITY) DEFICIT

CURRENT
Accounts payable and accrued liabilities	23,930	17,900
Amounts due to a related party (Note 3)	50,517	215,572
	74,447	233,472
COMMITMENT (Note 8)

STOCKHOLDERS' DEFICIT
Capital Stock (Note 5)
Authorized
100,000,000 common shares with par value of $0.0001
Issued and outstanding
13,074,066 common shares
(December 31, 2006 - 11,976,705)	1,307	1,197
Additional paid-in capital	3,288,424	2,860,905
Deficit accumulated during the development stage	(3,364,041)	(3,095,229)
	(74,310)	(233,127)
	137	346

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
	Three months ended		Cumulative Amounts From December 28,1988 (inception) to March 31, 2007
	March 31,
	2007	2006
	$	$	$
General and administrative costs	60,655	43,163	2,408,937
Recovery of consulting fees	-	-	(45,000)
	(60,655)	(43,163)	(2,363,937)
Interest income	-	-	2,047
Interest expense	(208,157)	(53,075)	(458,105)
Gain on forgiveness of debt	-	-	8,000
Write down of promissory notes (Note 7)	-	(50,000)	(552,046)
Net loss for the year	(268,812)	(146,238)	(3,364,041)

Loss per common share - basic and diluted	(0.02)	(0.04)

Weighted average common shares - basic and diluted	12,635,122	11,250,705

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
December 28, 1988 ( Inception) to March 31, 2007

	Three months ended		Cumulative Amounts From December 28,1988 (inception) to March 31, 2007
	March 31,
	2007	2006
	$	$	$
OPERATING
Net loss	(268,812)	(146,238)	(3,364,041)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for consulting fees	-	52,500	853,400
Common stock issued for services	-	-	70,830
Common stock issued for finance costs	-	-	187,500
Beneficial conversion feature on convertible debt	208,157	-	208,157
Common stock issued for organization costs	-	-	33
Common stock issued for other services	-	-	79,903
Gain on forgiveness of debt	-	-	(8,000)
Write down of promissory notes	-	50,000	552,047
Changes in non-cash working capital items
Accounts payable and accrued liabilities	6,031	26,198	456,026
Accrued and unpaid amounts due to related parties	15,167	-	67,048
	(39,458)	(17,540)	(897,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Promissory notes	-	(50,000)	(550,000)
Loan to Smart Card Technologies Co. Ltd.	-	-	(600,000)
	-	(50,000)	(1,150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a related party	39,250	50,000	606,368
Loans payable	-	-	680,000
Common stock issued for cash	-	-	760,867
	39,250	50,000	2,047,235

NET INCREASE (DECREASE) IN CASH	(208)	(17,540)	137
CASH, BEGINNING OF PERIOD	345	28,644	-
CASH, END OF PERIOD	137	11,104	137

SUPPLEMENTAL CASH FLOW INFORMATION AND
NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 6)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
December 28, 1988 ( Inception) to March 31, 2007

	Common Stock		Additional Paid-in	Stock	Deficit Accumulated During the Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$

Balance at December 28, 1998 (date of inception)	-	-	-	-	-	-
Stock issued for organization costs	33,000	33,000	(32,967)	-	-	33
Net loss	-	-	-	-	(33)	(33)
Balances at December 31, 1988 to December 31, 1996	33,000	33,000	(32,967)	-	(33)	-

1,000 for 1 stock split	32,967,000	-	-	-	-	-
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	-	-	-
Stock issued for cash at $5.00 per share	20,000	2	99,998	-	-	100,000
Net loss	-	-	-	-	(80,025)	(80,025)
Balance at December 31, 1997	3,020,000	302	99,731	-	(80,058)	19,975

Stock issued for services at $0.10 per share	95,000	10	9,490	-	-	9,500
Stock issued for cash at $0.14 per share	52,800	5	7,795	(2,722)	-	5,028
Net loss	-	-	-	-	(33,798)	(33,798)
Balance at December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	705

Net loss	-	-	-	-	(66,662)	(66,662)
Balance at December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,957)

2 for 1 stock split	3,167,800	317	(317)	-	-	-

Stock issued for consulting fees at $2.00 per share	320,000	32	639,968	-	-	640,000
Stock issued to settle trade payables at $2.00 per share	20,540	2	41,078	-	-	41,080
Stock issued for services at $2.00 per share	11,960	2	23,918	-	-	23,920
Stock issued per preemptive rights	192	-	17	-	-	17
Stock subscriptions received	-	-	-	2,722	-	2,772
Net loss	-	-	-	-	(1,018,914)	(1,018,914)
Balance at December 31, 2000	6,688,292	670	821,680	-	(1,199,432)	(377,082)

Stock issued for consulting fees and payables at $0.08 per share	687,500	68	54,932	-	-	55,000
Stock issued at $0.08 per share for rent payable	535,000	54	42,746	-	-	42,800
Net loss	-	-	-	-	(227,672)	(227,672)
Balance at December 31, 2001	7,910,792	792	919,358	-	(1,427,104)	(506,954)

1 for 10 reverse stock split	(7,119,708)	(713)	713	-	-	-
Stock subscribed for converted debts	-	-	-	641,953	-	641,953
Net loss	-	-	-	-	(180,733)	(180,733)
Balance at December 31, 2002	791,084	79	920,071	641,953	(1,607,837)	(45,734)

Stock issued for cash at $0.10 per share	280,000	28	27,972	-	-	28,000
Stock issued for converted debts	5,598,947	560	641,393	(641,953)	-	-
Stock issued for debt settlement at $0.20 per share	280,538	28	56,080	-	-	56,108
Stock issued for debt settlement at $0.20 per share	52,500	5	10,495	-	-	10,500
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Net loss	-	-	-	-	(100,115)	(100,115)
Balance at December 31, 2003	7,053,069	705	1,661,006	-	(1,707,952)	(46,241)

Stock issued for debt settlement at $0.10 per share	735,782	73	73,505	-	-	73,578
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Stock issued for services at $0.15 per share	65,000	6	9,744	-	-	9,750
Stock issued for debt settlement at $0.10 per share	86,000	9	8,591	-	-	8,600
Stock issued for debt settlement at $0.16 per share	277,314	28	44,717	-	-	44,745
Stock issued for cash at $0.35 per share	871,572	87	304,963	-	-	305,050

Subscriptions receivable	-	-	-	(35,000)	-	(35,000)
Net loss	-	-	-	-	(447,411)	(447,411)
Balance at December 31, 2004	9,138,737	913	2,107,521	(35,000)	(2,155,363)	(81,929)

Stock issued for cash at $0.35 per share	914,288	91	319,909	-	-	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	-	-	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	-	-	25,000
Subscriptions received	-	-	-	35,000	-	35,000
Net loss	-	-	-	-	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	-	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	-	-	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	-	-	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	-	-	70,400
Stock issued for finance costs At $0.45 per share (Note 7)	300,000	30	134,970	-	-	135,000
Net loss	-	-	-	-	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	-	(3,095,229)	(233,127)

Beneficial conversion feature on convertible debt	-	-	208,157	-	-	208,157
Stock issued for conversion of debt	1,097,361	110	219,362	-	-	219,472
Net loss	-	-	-	-	(268,812)	(268,812)
Balance at March 31, 2007	13,074,066	1,307	3,288,424	-	(3,364,041)	(74,310)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

Note 1 - Nature of Operations and Basis of Presentation

(a) Organization

Sibling Entertainment Group Holdings, Inc., formerly, Sona Development Corp. (the “Company") was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp. On May 14, 2007, the Company changed its name to Sibling Entertainment Group Holdings, Inc. The Company is currently pursuing a potential merger with Sibling Entertainment Group, Inc. ("Sibling"), an entertainment development and production company based in New York City, as described in Note 8. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $74,311 at March 31, 2007 and has incurred losses of $3,364,041 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubts about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

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

(d) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, , accounts payable and amounts due to related parties approximate fair values due to the short-term maturity of the instruments.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

Note 3 - Due to Related Parties

Related party payables consist of the following:

	March 31, December 31,
	2007	2006
Due to a significant shareholder (a)	21,813	199,572
Unsecured payable to a shareholder with no specific terms and due on demand (b)	16,000	16,000
Due to an officer (c)	1,627	-
Due to a company with a director in common (d)	11,077	-
	$50,517	$215,572

The following represents related party transactions paid or accrued during the three months ended March 31, 2007 and 2006.

	2007	2006
Consulting fees paid or accrued to a significant shareholder (a)	35,000	10,500
Rent paid or accrued to a shareholder (b)	3,000	3,000
Consulting fees paid or accrued to a director (c)	$10,500	$9,000
	$48,500	$22,500

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(a) At March 31, 2007 and December 31, 2006 the amount of $21,813 and $199,572, respectively was due to a significant shareholder for cash loans and interest, consulting fees and reimbursable expenses. As of March 31, 2007 the Company was indebted to this shareholder for cash loans of $11,850 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At March 31, 2007, the Company had accrued $192 of interest on the loans. The loans are unsecured and due on demand. If the loan is not paid in full from the proceeds of the Company’s next financing, the lender will also be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the loan. Overdue payments will bear interest at 12% per annum until paid.

At March 31, 2007, the Company was also indebted $9,771 to this shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set terms of repayment.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

Note 3 - Due to Related Parties (continued)

In February of 2007, the Company issued 1,097,361 shares at .$20 per share to this significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expenses and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

(b) In May of 2005, the Company entered into an agreement with a shareholder for office rent and expenses at $1,000 per month. The Company terminated this rental agreement in December 2006.

(c) On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer. The agreement has an automatic renewal provision unless terminated by either party.

(d) At March 31, 2007, the amount of $11,077 (2005 - $Nil) was due to a company with a common director for cash loans and interest. The Company was indebted to this related company for cash loans of $11,000 which bear interest at a rate of 10% per annum. At March 31, 2007, the Company had accrued $77 of interest on the loans. The loans are unsecured and due on demand.

(e) See Note 5 for additional related party transactions.

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

(b) Stock issuances

In February of 2007, the Company issued 1,097,361 shares at $.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expenses and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

Note 5 - Capital Stock (continued)

(b) Stock issuances (continued)

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

Note 6 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,
	2007	2006
Interest	$-	$-
Income taxes	$-	$-

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

Note 6 - Supplemental Cash Flow Information (continued)

During the three months ended March 31, 2007, the Company issued:

In February of 2007, the Company issued 1,097,361 shares at $.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expenses and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

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

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, in full satisfaction of the loan receivable. The Idea One shares were received in the second quarter of 2006. As of March 31, 2007 and December 31, 2006, these shares are recorded at $1.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

Note 8 - Proposed Merger with Sibling

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

On February 9, 2007, the Company held a special meeting of shareholders to approve an Agreement of Acquisition and Plan of Reorganization, as amended, to acquire four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. from Sibling Entertainment Group, Inc., to amend the Company’s articles of incorporation to effect a name change to “Sibling Entertainment Group, Inc.” and to elect four directors to join the Company’s current board of directors.

The shareholders approved the Agreement of Acquisition and Plan of Reorganization, approved the name change to Sibling Entertainment Group, Inc. and elected Maxwell Mitchell, Victoria Mitchell, James Cardwell and Richard Bernstein to the Company’s board of directors.

The closing of the Agreement of Acquisition and Plan of Reorganization remains subject to the applicable registration requirements of the Securities Exchange Act of 1934, as amended. The Company intends to close the acquisition of the Sibling Entertainment Group, Inc. subsidiaries as soon as is practicable.

On May 14, the Company changed its name to “Sibling Entertainment Group Holdings, Inc.”

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2007. Our fiscal year end is December 31.

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

On May 14, the Company changed its name to “Sibling Entertainment Group Holdings, Inc.”

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

The Agreement provides that the Company will acquire each of Sibling’s four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., Sibling Properties, Inc and three wholly owned subsidiaries of Sibling Pictures, Inc., all of which own and or control each of Sibling’s respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate.

The transaction is subject to shareholder approval which is anticipated prior to the end of the current fiscal year. As of the date of this quarterly report, shareholder approval has not been obtained.

Short Term Plan

The Company’s short term plan, subject to shareholder approval, is to complete the acquisition of Sibling’s subsidiaries.

Long Term Plan

The Company’s long term plan is to operate within the entertainment industry.

Specifically, we plan to continue Sibling’s engagement in the following:

•	Purchase and exploitation of literary rights as well as investments in the production of both film and live-stage properties including the following:

o
“HATS! - A Musical for the Rest of Your Life” based upon the women and spirit (“HATS!”) of Red Hat Society, Inc. (“RHS”) which opened in Denver, Colorado at the New Denver Civic Theatre on October 7, 2006 and currently running in Chicago, Illinois at the Royal George Theatre.  We currently have an exclusive licensing agreement with the RHS to develop and to produce HATS! including sequels and future home video, pay-per-view events and DVD recordings.

o
Collaboration with Dick Foster Productions (DFP) and Harrah’s Entertainment, Inc.” to open companies of HATS! which began in January 2007 with New Orleans and potentially other Harrah’s controlled venues.  We seek to optimize revenue from our by licensing the HATS! trademarks and by selling HATS! merchandise.

o	Negotiations with the world-renowned comedian and entertainer Jerry Lewis for the development of a new musical based upon his book “DEAN & ME,” a story of his life with Dean Martin.

o
Negotiations with Mr. Angel, Inc. (a Colorado Corp) to develop and produce a new musical entitled “Hallelujah! Mr. Angel” written by Marcia Dodge and Anthony Dodge and composed by Morris Bernstein. The controlling interest of Mr. Angel, Inc. is held by Richard Bernstein, a director and officer of the Company.

o	Production, distribution and selling of the HATS! cast album through the association with the distribution and sale of the HATS! cast album through retail, theatrical venue and internet outlets.

o
Negotiations with Bernstein Corporations Entertainment, Inc. to acquire the intellectual properties, label imprint (Finer Arts Records and TransWorld Records, M Bernstein Music Publishing ASCAP, Bernstein Artists Management) and related artist recording contracts and record/music CD inventory to be made part of SMC, a wholly owned subsidiary of the Company.

o	Evaluating our option to produce the screenplay REEL LOVE as an independent feature film.

o	Negotiations with URL Productions, Inc. (“URL”) to co-produce “ONCE AROUND THE SUN” (“OATS”) on Broadway.

o	Strategic investments in third party theatrical productions.

•	Development of an independent film production business by levering the acquisition of SPI and its subsidiaries Sibling Pictures Fund, LLC; Reel Love on Film LLC and Reel Love Productions, Inc.

•	Growing our management and consulting business with regional not-for-profit and professional theatre companies

•	The ongoing management of the Denver Civic Theatre, Inc. (a not-for-profit organization, "DCT") for which our officers and directors VM, MM, JC and, RB serve as members of its board of directors.;

•	Formation of alliances with companies that possess rights or agreements desired by us including:

o
an alliance with Mechanic Street Productions, Inc. to finance and produce one or more independent feature films including the finance and co-production independent films financed by the Sibling Pictures Fund, LLC and/or other similarly organized film funds.

o	an ongoing relationship with Sibling Entertainment, Inc. (see related parties).

Our plan to coordinate the efforts between film, theatre, real estate, management and music publishing follow the natural synergies that exist between the various industries and their components. It is sometimes more difficult to develop a new theatrical project without securing the venue, and owning sufficient theatres provides the ability for a production company combined with a theatre owner to assure a production access needed to advance a commercial project. It is planned that when we do have our own theatrical production to present in our own theaters, the production will be able to rent our venues creating a source of sustaining income.

As both a theatre owner/manager and presenter of original works, the long-term income derived from the licensing of literary rights may benefit us in two ways. Many literary works developed for the stage may also have potential as a feature film.  Access and acquisition cost barriers may be reduced with a common producer of both film and theatre. As we continue to develop a management company for both real estate and theatrical productions, we will be able to secure additional revenue sources common to the industry.

Another natural synergy between the theatre and movie industries includes music publishing originated or released in association with a musical or a movie. We continue to seek partners and potential companies for acquisition within the recording and music publishing industry.

Selection of a Business

Should the Company’s shareholders reject our intended acquisition of Sibling; our plan of operation will be to seek alternative business combinations or acquisitions to create value for our shareholders. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

Results of Operations

During the period ended March 31, 2007, the Company’s operations were limited to satisfying continuous public disclosure requirements, completing our obligations pursuant to the letter of intent with Idea One, seeking our alternative business opportunities, and entering into an agreement with Sibling.

The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.

Net Loss

For the period from inception to March 31, 2007, the Company recorded an operating loss of $3,364,041. The Company’s operating loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2007 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to March 31, 2007.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $137 as of March 31, 2007. These assets consist of cash on hand of $136 and investments of $1. Net stockholders deficiency in the Company was $74,310 at March 31, 2007.

The Company borrowed an aggregate of $$11,000 as of March 31, 2007 from Sibling Entertainment Group, Inc. on several convertible promissory notes. The convertible promissory notes, as amended, bore interest of 10% per annum payable upon demand on December 31, 2007

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months and will have to seek further debt or equity financing to fund operations from shareholder loans or private equity placements. However, the Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if available would be available to the Company on acceptable terms. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended March 31, 2007 and 2006 included in this Form 10-QSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company's future business prospects with Sibling;
•	the ability of the Company to generate revenues to fund future operations;
•	the volatility of the stock market and;
•	general economic conditions.

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

The Company’s future depends upon the acquisition of a profitable business opportunity .

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

Since our inception in 1988, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,364,041 at March 31, 2007. During the three month period ended March 31, 2007, we recorded a net loss of $268,812. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance .

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

Going Concern

The Company’s audit expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit which reached $3,364,041 as of March 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (i) obtaining debt funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2007 and 2006.

(b)	Changes in internal controls over financial reporting.

During the quarter ended March 31, 2007, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

(c)	Changes in Auditors

As reported on an 8K filed May 9, 2007, the Company reported that on May 3, 2007, Sibling Entertainment Group Holdings, Inc., formerly, Sona Development Corp. (the “Registrant” or “Sona”) informed Dale Matheson Carr-Hilton Labonte LLP (“Dale Matheson”), its independent registered public accounting firm, that Sona has dismissed Dale Matheson and has engaged a new independent registered public accounting firm. The new independent registered public accounting firm is Rosenberg Rich Baker Berman & Co. (“Rosenberg”).

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On February 2, 2007 the board of directors of Sibling Entertainment Group Holdings, Inc., formerly, Sona Development Corp. (“Company”) authorized the issuance of 1,097,361 shares at $.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expenses and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

On February 9, 2007, the Company held a special meeting of shareholders to approve an Agreement of Acquisition and Plan of Reorganization, as amended, to acquire four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. from Sibling Entertainment Group, Inc., to amend the Company’s articles of incorporation to effect a name change to “Sibling Entertainment Group, Inc.” and to elect four directors to join the Company’s current board of directors.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

a.	Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 26 this Form 10-QSB, and are incorporated herein by this reference.

b.	Reports on Form 8K

On February 6, 2007, we filed a report on Form 8K disclosing the issuance of shares for debt.

On February 13, 2007, we filed a report on Form 8K disclosing a change in the Board of Directors and an amendment to our Bylaws.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 21st day of May 2007.

Sona Development Corp .

May 20, 2007

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