Form 10QSB
period 2007-06-30
Sibling Entertainment Group Holdings, Inc.
filed 2007-08-15
CIK 1099728

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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

511 West 25th Street, Suite 503, New York, NY 10001
(Address of Principal Executive Office)          (Postal Code)

(212) 414-9600
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
Yes      ☑              No      ☐

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of August 6, 2007 was 13,074,066.

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
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
June 30,
2007
ASSETS
CURRENT
Cash	$33
Escrow with Attorney	200,000
Receivable from Related Party (Note 3)	1,258,469
1,458,502

INVESTMENT (Note 9)	1
$1,458,503

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
Accounts payable and accrued liabilities	$12,834
Amounts due to a related party (Note 4)	133,855
Short-term Loan Payable, net of discount (Note 5)	1,130,162
1,276,851
COMMITMENT (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 7)
Authorized
100,000,000 common shares with par value of $0.0001
Issued and outstanding
13,074,066 common shares	1,307

Additional paid-in capital	3,704,424
Deficit accumulated during the development stage	(3,524,079)
181,652
$1,458,503

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Amounts From
	Three months ended,		Six months ended,		December 28,1988
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

General and administrative costs	$95,709	$143,435	$156,364	$234,173	$2,504,646
Recovery of consulting fees	-	-	-	-	(45,000)

	(95,709)	(143,435)	(156,364)	(234,173)	(2,459,646)

Interest income	8,900	-	8,900	-	10,947
Interest expense	(73,229)	-	(281,386)	-	(531,334)
Gain on forgiveness of debt	-	-	-	-	8,000
Write down of promissory notes (note 7)	-	-	-	(50,000)	(552,046)

Net Loss	$(160,038)	$(143,435)	$(428,850)	$(284,173)	$(3,524,079)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares -
basic and diluted	13,074,766	11,517,416	12,854,944	11,384,153

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended		Cumulative Amounts From December 28,1988 (inception) to June 30, 2007
	June 30,
	2007	2006
OPERATING
Net loss	$(428,850)	$(284,173)	$(3,524,079)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock issued for consulting fees	-	106,400	853,400
Common stock issued for services	-	-	70,830
Common stock issued for finance costs	-	52,500	187,500
Beneficial conversion feature on convertible debt	208,157	-	208,157
Amortization of debt discount	78,362	-	78,362
Common stock issued for organization costs	-	-	33
Common stock issued for other services	-	-	79,903
Gain on forgiveness of debt	-	-	(8,000)
Write down of promissory notes	-	50,000	552,047
Changes in non-cash working capital items
Accrued receivable from related party	(8,847)	-	(8,847)
Accounts Payable and Accrued Liabilities	(5,066)	9,688	444,929
Accrued and unpaid amounts due to related parties	67,104	-	118,985
Prepaid Expense	-	(4,000)	-
	(89,140)	(69,585)	(946,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Promissory notes	-	(50,000)	(550,000)
Advances to related party	(1,249,622)	-	(1,249,622)
Loan to Smart Card Technologies Co. Ltd.	-	-	(600,000)
	(1,249,622)	(50,000)	(2,399,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from a related party	88,450	97,700	655,568
Escrow account for short-term loan	(200,000)	-	(200,000)
Loans payable	1,450,000	-	2,130,000
Common stock issued for cash	-	-	760,867
	1,338,450	97,700	3,346,435

NET INCREASE (DECREASE) IN CASH	$(312)	$(21,885)	$33
CASH, BEGINNING OF PERIOD	345	28,644	-
CASH, END OF PERIOD	$33	$6,759	$33

SUPPLEMENTAL CASH FLOW INFORMATION (Note 8)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
December 28, 1988 (Inception) to June 30, 2007

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total

Balance at December 28, 1988 (date of inception)	-	-	-	-	-	-
Stock issued for organization costs	33,000	$33,000	$(32,967)	-	-	$33
Net loss	-	-	-	-	$(33)	(33)
Balances at December 31, 1988 to December 31, 1996	33,000	33,000	(32,967)	-	(33)	-

1,000 for 1 stock split	32,967,000	-	-	-	-	-
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	-	-	-
Stock issued for cash at $5.00 per share	20,000	2	99,998	-	-	100,000
Net loss	-	-	-	-	(80,025)	(80,025)
Balance at December 31, 1997	3,020,000	302	99,731	-	(80,058)	19,975

Stock issued for services at $0.10 per share	95,000	10	9,490	-	-	9,500
Stock issued for cash at $0.14 per share	52,800	5	7,795	$(2,722)	-	5,028
Net loss	-	-	-	-	(33,798)	(33,798)
Balance at December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	705

Net loss	-	-	-	-	(66,662)	(66,662)
Balance at December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,957)

2 for 1 stock split	3,167,800	317	(317)	-	-	-
Stock issued for consulting fees at $2.00 per share	320,000	32	639,968	-	-	640,000
Stock issued to settle trade payables at $2.00 per share	20,540	2	41,078	-	-	41,080
Stock issued for services at $2.00 per share	11,960	2	23,918	-	-	23,920
Stock issued per preemptive rights	192	-	17	-	-	17
Stock subscriptions received	-	-	-	2,722	-	2,772
Net loss	-	-	-	-	(1,018,914)	(1,018,914)
Balance at December 31, 2000	6,688,292	670	821,680	-	(1,199,432)	(377,082)

Stock issued for consulting fees and payables at $0.08 per share	687,500	68	54,932	-	-	55,000
Stock issued at $0.08 per share for rent payable	535,000	54	42,746	-	-	42,800
Net loss	-	-	-	-	(227,672)	(227,672)
Balance at December 31, 2001	7,910,792	792	919,358	-	(1,427,104)	(506,954)

1 for 10 reverse stock split	(7,119,708)	(713)	713	-	-	-
Stock subscribed for converted debts	-	-	-	641,953	-	641,953
Net loss	-	-	-	-	(180,733)	(180,733)
Balance at December 31, 2002	791,084	79	920,071	641,953	(1,607,837)	(45,734)

Stock issued for cash at $0.10 per share	280,000	28	27,972	-	-	28,000
Stock issued for converted debts	5,598,947	560	641,393	(641,953)	-	-
Stock issued for debt settlement at $0.20 per share	280,538	28	56,080	-	-	56,108
Stock issued for debt settlement at $0.20 per share	52,500	5	10,495	-	-	10,500
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Net loss	-	-	-	-	(100,115)	(100,115)
Balance at December 31, 2003	7,053,069	705	1,661,006	-	(1,707,952)	(46,241)

Stock issued for debt settlement at $0.10 per share	735,782	73	73,505	-	-	73,578
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Stock issued for services at $0.15 per share	65,000	6	9,744	-	-	9,750
Stock issued for debt settlement at $0.10 per share	86,000	9	8,591	-	-	8,600
Stock issued for debt settlement at $0.16 per share	277,314	28	44,717	-	-	44,745
Stock issued for cash at $0.35 per share	871,572	87	304,963	-	-	305,050
Subscriptions receivable	-	-	-	(35,000)	-	(35,000)
Net loss	-	-	-	-	(447,411)	(447,411)
Balance at December 31, 2004	9,138,737	913	2,107,521	(35,000)	(2,155,363)	(81,929)

Stock issued for cash at $0.35 per share	914,288	91	319,909	-	-	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	-	-	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	-	-	25,000
Subscriptions received	-	-	-	35,000	-	35,000
Net loss	-	-	-	-	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	-	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	-	-	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	-	-	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	-	-	70,400
Stock issued for finance costs At $0.45 per share (Note 7)	300,000	30	134,970	-	-	135,000
Net loss	-	-	-	-	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	-	(3,095,229)	(233,127)

Beneficial conversion feature on convertible debt	-	-	208,157	-	-	208,157
Stock issued for conversion of debt	1,097,361	110	219,362	-	-	219,472
Warrants Issued with Loans Payable	-	-	416,000	-	-	416,000
Net loss	-	-	-	-	(428,850)	(428,850)
Balance at June 30, 2007	13,074,066	1,307	3,704,424	-	(3,524,079)	181,652

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2007

Note 1 - Nature of Operations and Basis of Presentation

(a) Organization

Sibling Entertainment Group Holdings, Inc., formerly, Sona Development Corp. (the “Company"), was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp. On May 14, 2007, the Company changed its name to Sibling Entertainment Group Holdings, Inc. The Company is currently pursuing a potential merger with Sibling Entertainment Group, Inc. ("Sibling"), an entertainment development and production company based in New York City, as described in Note 10. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $181,651 at June 30, 2007 and has incurred losses of $3,524,079 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

As of June 30, 2007, the ongoing general and administration expenses including officer compensation, and other expenses including rent, telephone and office expenses has been significantly reduced or eliminated with the relocation of its offices to New York and a change in officers. The new officers are not currently compensated. At the time of this filing, the Company completed a private debenture offering for an aggregate amount of four million ($4,000,000) dollars to support ongoing operations.

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
June 30, 2007

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

(d) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable, amounts due to related parties and short term loans payable approximate fair values due to the short-term maturity of the instruments.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2007

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
June 30, 2007

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
June 30, 2007

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement 109, Accounting for Income Taxes. FIN 48 sets standards to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for years beginning after December 15, 2006. Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. We adopted FIN 48 effective January 1, 2007. We believe the Interpretation will have no material impact on the Company’s future reported financial position or results of operations.

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
June 30, 2007

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

Note 3 - Related Party Receivable

In conjunction with a short-term financing, the amounts received were lent to a related party, Sibling Theatrical Inc. at an annual interest rate of 13% payable 6 months after each borrowing. As of June 30, 2007, the balance due was $1,258,469 including accrued interest income of $ 8,847.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2007

Note 4 - Due to Related Parties

Related party payables consist of the following:

Due to a significant shareholder (a)	$47,897
Unsecured payable to a shareholder with no specific terms and due on demand (b)	16,000
Due to an officer (c)	1,627
Due to a company with a director in common (d)	68,331
$133,855

The following represents related party transactions paid or accrued during the six months ended June 30, 2007 and 2006.

	2007	2006
Consulting fees paid or accrued to a significant shareholder (a)	$49,000	$10,500
Rent paid or accrued to a shareholder (b)	3,000	3,000
Consulting fees paid or accrued to a director (c)	37,800	9,000
	$89,800	$22,500

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(a) At June 30, 2007, the amount of $47,897 was due to a significant shareholder for cash loans and interest, consulting fees and reimbursable expenses. As of June 30, 2007, the Company was indebted to this shareholder for cash loans of $21,600 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At June 30, 2007, the Company had accrued $723 of interest on the loans. The loans are unsecured and due on demand. If the loan is not paid in full from the proceeds of the Company’s next financing, the lender will also be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the loan. Overdue payments will bear interest at 12% per annum until paid.

At June 30, 2007, the Company was indebted $25,574 to this shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set terms of repayment.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2007

Note 4 - Due to Related Parties (continued)

In February of 2007, the Company issued 1,097,361 shares at $20 per share to this significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expenses and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

(b) In May of 2005, the Company entered into an agreement with a shareholder for office rent and expenses at $1,000 per month. The Company terminated this rental agreement in December 2006.

(c) On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer. The agreement has an automatic renewal provision unless terminated by either party. On June 28, 2007, the sole paid officer resigned and was replaced by directors and officers of SEGI.

(d) At June 30, 2007, the amount of $68,331 was due to a company with a common director for cash loans, interest and reimbursable expenses. The Company was indebted to this related company for cash loans of $50,450 which bear interest at a rate of 10% per annum. At June 30, 2007, the Company had accrued $841 of interest on the loans. The loans are unsecured and due on demand. In addition, the Company owed $17,040 for reimbursable expenses, which bear no interest.

Note 5 - Short-Term Notes Payable

In May and June of 2007, the Company borrowed $1,450,000 from various individuals payable in six months from the date of borrowing at an annual interest rate of 13%. In conjunction with this financing, the lenders received for each unit equal to $10,000, 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $1.00/share and 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $ 2.50/share. The warrants expire within five years of the loan. The value of these warrants using the Black-Sholes method was $416,000and was recorded as a discount to the debt and is amortized over the life of the debt. Amortization of the debt discount of $78,362 was charged to interest expense during the period ending June 30, 2007. The fair value of the warrants were estimated using the following assumptions:

Expected volatility - 61%
Expected dividends - 0
Expected term - 5 years
Risk-free rate - 5.25%

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2007

Note 5 - Short-term Notes Payable (continued)

If the Company undertakes an underwritten public offering of securities for a total subscription of $6,000,000, prior to the Maturity Date, in lieu of repayment of principal and interest on the Notes, at the Note holder’s option, the Note holder may acquire securities in the Qualified Offering in the amount of such principal and interest.

Note 6 - Income Taxes

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of June 30, 2007, the Company had net operating loss carry forwards of approximately $3,500,000 that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.
Note 7 - Capital Stock

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
June 30, 2007

Note 7 - Capital Stock (continued)

On February 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $52,500 to a shareholder as partial consideration for $50,000 in bridge financing from the shareholder.

Note 8 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,
	2007	2006
Interest	$-	$-
Income taxes	$-	$-

During the three months ended June 30, 2007, the Company did not issue any new shares of common stock.

During the three months ended March 31, 2007, the Company issued:

In February of 2007, 1,097,361 shares at $.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expenses and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

During the year ended December 31, 2006, the Company issued:

(a) 126,000 shares of common stock with a fair value of $31,500 to a shareholder for consulting fees.

(b) 150,000 shares of common stock with a fair value of $56,000 to a director for consulting fees.

(c) 450,000 shares of common stock with a fair value of $187,500 to a shareholder as partial consideration for bridge financing.

1

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2007

Note 9 - Investment

Proposed Idea One Merger
On May 20, 2004, as amended November 1 and 19, 2004, December 28, 2004, March 22, 2005, April 22, 2005, July 15, 2005, and November 14, 2005, the Company entered into a letter of intent, with Idea One, Inc., a private company involved in the development of battery cell technology. The letter of intent did not culminate in a definitive agreement.

Over the term of the letter of intent, the Company loaned Idea One, Inc. a total of $550,000 through a series of convertible promissory notes. These notes were written down to $1 as of December 31, 2005 as management determined they were not collectible and further, if the Idea One shares were received, it was not possible to determine their value.

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, Inc., in full satisfaction of the loan receivable. The Idea One, Inc. shares we received in the second quarter of 2006. As of June 30, 2007, these shares are recorded at $1.

Note 10 - Proposed Merger with Sibling

On June 29, 2006, the Company executed a definitive agreement of acquisition and plan of reorganization with Sibling Entertainment Group, Inc. ("Sibling"), an entertainment development and production company based in New York City. Under the reorganization, the Company is to acquire each of Sibling's four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., Sibling Properties, Inc. and three wholly owned subsidiaries of Sibling Pictures, Inc., all of which own and or control each of Sibling's respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate.

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2007

Note 10 - Proposed Merger with Sibling (continued)

The shareholders approved the Agreement of Acquisition and Plan of Reorganization, approved the name change to Sibling Entertainment Group Holdings, Inc. and elected Maxwell Mitchell, Victoria Mitchell, James Cardwell and Richard Bernstein to the Company’s board of directors.

Shareholders of Sibling Entertainment Group, Inc. approved an Agreement of Acquisition with Sibling Entertainment Group Holdings, Inc.

The closing of the Agreement of Acquisition and Plan of Reorganization remains subject to the applicable registration requirements of the Securities Exchange Act of 1934, as amended. The Company intends to close the acquisition of the Sibling Entertainment Group, Inc. subsidiaries as soon as is practicable.

On May 14, 2007, the Company changed its name to “Sibling Entertainment Group Holdings, Inc.”

On August 13, 2007, the Agreement as amended anticipates a share exchange pursuant to which the Company will issue up to 37,208,900 shares of common stock for all the issued and outstanding shares of Sibling’s subsidiaries on the closing date and will issue up to 571,340 additional shares reserved for convertible debentures and consulting agreements. The Company will further deliver 26,657,424 purchase warrants with terms ranging from 3 to 5 years at exercise prices ranging from $0.275 a share to $1.00 per share to certain shareholders of Sibling as part of the consideration for the transaction.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31.

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

On May 14, 2007, the Company changed its name to “Sibling Entertainment Group Holdings, Inc.”

The Agreement as amended anticipates a share exchange pursuant to which the Company will issue up to 37,208,900 shares of common stock for all the issued and outstanding shares of Sibling’s subsidiaries on the closing date and will issue up to 571,340 additional shares reserved for convertible debentures and consulting agreements. The Company will further deliver 26,657,424 purchase warrants with terms ranging from 3 to 5 years at exercise prices ranging from $0.275 a share to $1.00 per share to certain shareholders of Sibling as part of the consideration for the transaction.

The Agreement provides that the Company will acquire each of Sibling’s four wholly owned subsidiaries: Sibling Theatricals, Inc. (“STI”), Sibling Pictures, Inc., Sibling Music Corp., Sibling Properties, Inc, STI’s 80% controlling interest in Dick Foster Productions, Inc. (“DFP”) including DFP’s wholly owned subsidiary Creative Productions, Inc., STI’s wholly owned subsidiary Hats Holdings, Inc. (“HHI”) and HHI three wholly owned subsidiaries; and three wholly owned subsidiaries of Sibling Pictures, Inc., (DFP?)all of which own and or control each of Sibling’s respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate.

Shareholder approval for this transaction has been obtained.

Short Term Plan

The Company’s short term plan is to complete the acquisition of Sibling’s subsidiaries.

Long Term Plan

The Company’s long term plan is to operate within the entertainment industry.

Specifically, we plan to continue Sibling’s business as follows:

•	Purchase and exploitation of literary rights as well as investments in the production of both film and live-stage properties including the following:

o
“HATS! - A Musical for the Rest of Your Life” based upon the women and spirit (“HATS!”) of Red Hat Society, Inc. (“RHS”) which premiered in Denver, Colorado at the New Denver Civic Theatre on October 7, 2006 and ran through December 31, 2006; and subsequent had two productions: Harrah’s New Orleans Hotel & Casino (New Orleans) from January 25, 2007 to April 21, 2007; and Chicago, Illinois at the Royal George Theatre from April 20, 2007 to July 29, 2007.

o
A license with Tampa Bay Performing Arts Center for the rights to produce HATS! throughout the State of Florida beginning January 1, 2008 for two years with an option to renew for an additional two years.

o
A license with Harrah’s Entertainment (Las Vegas) through Dick Foster Productions (a subsidiary of Sibling Theatricals, Inc.) to produce HATS! in Las Vegas opening January 2008 and potentially other Harrah’s controlled venues in collaboration with Dick Foster Productions..

o
To license and produce additional companies of HATS! under Sibling Theatricals, Inc. wholly owned subsidiary Hats Holdings, Inc. through an exclusive licensing agreement with the RHS to develop and to produce HATS! including sequels and future home video, pay-per-view events and DVD recordings.

o	We seek to optimize revenue from our by licensing the HATS! trademarks and by selling HATS! merchandise.

o	Negotiations with the world-renowned comedian and entertainer Jerry Lewis for the development of a new musical based upon his book “DEAN & ME,” a story of his life with Dean Martin.

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

o
Under a joint-venture with Garlin Holdings Limited to organize a company, Richfield Entertainment, LLC to finance, develop and produce a series of entertainment projects including “Israel, Oh Israel” licensed by Israel, Oh Israel International, Inc. which Richard Bernstein is an officer.

o
Negotiations with Bernstein Corporations Entertainment, Inc. to acquire the intellectual properties, label imprint (Finer Arts Records and TransWorld Records, M Bernstein Music Publishing ASCAP, Bernstein Artists Management) and related artist recording contracts and record/music CD inventory to be made part of SMC, a wholly owned subsidiary of the Company which Richard Bernstein is an officer.

o	Evaluating our option to produce the screenplay REEL LOVE as an independent feature film.

o	Negotiations with URL Productions, Inc. (“URL”) to co-produce “Once Around the Sun” (“OATS”) as a feature film previously produced Off- Broadway.

o	Strategic investments in third party theatrical productions.

•	Development of an independent film production business by levering the acquisition of SPI and its subsidiaries Sibling Pictures Fund, LLC; Reel Love on Film LLC and Reel Love Productions, Inc.

•	Growing our management and consulting business with regional not-for-profit and professional theatre companies

•	The ongoing management of the Denver Civic Theatre, Inc. (a not-for-profit organization, "DCT") for which our officers and directors VM, MM, JC and, RB serve as members of its board of directors.;

•	Formation of alliances with companies that possess rights or agreements desired by us including:

o
an alliance with Mechanic Street Productions, Inc. to finance and produce one or more independent feature films including the finance and co-production of independent films financed by the Sibling Pictures Fund, LLC and/or other similarly organized film funds.

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

Results of Operations

During the period ended June 30, 2007, the Company’s operations were limited to satisfying continuous public disclosure requirements, seeking our alternative business opportunities, and entering into an agreement with Sibling.

The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.

Net Loss

For the period from inception to June 30, 2007, the Company recorded a net loss of $3,524,079. The Company’s net loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2007 and cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to June 30, 2007.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $1,458,502 and 1,458,503 respectively as of June 30, 2007. These assets consist of cash on hand of $33, escrow with attorney of $200,000, a related party receivable of $1,258,469, and investments of $1. Net stockholders equity in the Company was $181,652 at June 30, 2007.

The Company borrowed an aggregate of $50,450 as of June 30, 2007 from Sibling Entertainment Group, Inc. (“SEGI”) on several convertible promissory notes. The convertible promissory notes, as amended, bore interest of 10% per annum payable upon demand on December 31, 2007

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months and will have to seek further debt or equity financing to fund operations from shareholder loans or private equity placements. As of the time of this filing, the Company had completed a private offering in the aggregate of $2,550,000. The Company has no further current commitments or arrangements with respect to sources of funding. If additional funding becomes necessary, no assurances can be given that funding, if available would be available to the Company on acceptable terms. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

In July, 2007, the corporate office was incorporated into the SEGI offices in New York, New York. This was done to reduce Company general and administrative expenses. The Company does not anticipate an incremental increase in legal, accounting and other costs associated with the business combination with SEGI.

The Company has no current plans for the purchase or sale of any plant or equipment.

On June 28, 2007, the sole paid officer and director of the Company, Nora Coccaro, resigned and was replaced by directors and officers of SEGI, This reduced the number of employees to zero.

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended June 30, 2007 and 2006 included in this Form 10-QSB, the Company discusses those accounting policies that are considered significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement 109, Accounting for Income Taxes. FIN 48 sets standards to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for years beginning after December 15, 2006. Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. We adopted FIN 48 effective January 1, 2007. We believe the Interpretation will have no material impact on the Company’s future reported financial position or results of operations.

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

Going Concern

The Company’s audit expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit which reached $3,524,079 as of June 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (i) obtaining debt funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans and grants from various financial

ITEM 3. CONTROLS AND PROCEDURES

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2007 and 2006.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2007, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Subsequent Events

Issuance of Unregistered Equity Securities - Series AA Debenture

On May 22, 2007, the Company commenced an offering on a no minimum basis whereby Company offered four hundred (400) Units at a purchase price of ten thousand ($10,000) dollars per Unit.  Each Unit consists of a secured debenture carrying a rate of 13% during the first six (6) months and a rate of 15% during the extended period of not more than an additional three (3) months.  For each unit purchased by the Subscriber (Lender), the Subscriber shall be entitled to receive ten thousand (10,000) Series AA-1 stock purchase warrants and ten thousand (10,000) Series AA-2 stock purchase warrants.  Each Series AA-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $1.00 per share for a period of five (5) years.  Each Series AA-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $2.50 per share for a period of five (5) years.

At the time of this filing, the Company sold in the aggregate a total of two hundred fifty-five (255) units, or an aggregate principal amount of $2,550,000, of the Company’s Series AA secured debenture offering.  Of this amount, one hundred forty (145) units, or an aggregate principal amount of $1,450,000 was reported during the period ending June 30, 2007.

Short-Term Loans to a Related Party

At the time of this filing, the Company made additional secured loans to Sibling Theatricals, Inc. carrying a rate of 13% in the aggregate amount of $1,300,000 for a total balance of secured loans to Sibling Theatricals, Inc. in the aggregate amount of $2,550,000.  Of this amount, $1,250,000 was reported during the period ending June 30, 2007.

Share Exchange

Shareholders of Sibling Entertainment Group, Inc. approved an Agreement of Acquisition with Sibling Entertainment Group Holdings, Inc.

The Agreement as amended anticipates a share exchange pursuant to which the Company will issue up to 37,208,900 shares of common stock for all the issued and outstanding shares of Sibling’s subsidiaries on the closing date and will issue up to 571,340 additional shares reserved for convertible debentures and consulting agreements. The Company will further deliver 26,657,424 purchase warrants with terms ranging from 3 to 5 years at exercise prices ranging from $0.275 a share to $1.00 per share to certain shareholders of Sibling as part of the consideration for the transaction.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 26 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of August 2007.

Sibling Entertainment Group Holdings, Inc.

August 15, 2007

/s/ Mitchell Maxwell

_____________________

Mitchell Maxwell
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
31	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Attached	Certification of the Chief financial Offer pursuant to Rule 13aq-14 of the Securities and Exchange Act of 1934 as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
33	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
34	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated from prior filings made with the Securities and Exchange Commission.