Form 10QSB
period 2007-09-30
Sibling Entertainment Group Holdings, Inc.
filed 2007-11-19
CIK 1099728

v0U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐       Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to              .

Commission file number: 0-28311

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS	76-027334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes      ☑              No      ☐

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of November 19, 2007 was 13,074,066.

TABLE OF CONTENTS

Page
PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheet as of September 30, 2007 (Unaudited)	4
Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and the period December 28, 1988 (inception) to September 30, 2007 (Unaudited)	5
Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and the period December 28, 1988 (inception) to September 30, 2007 (Unaudited)	6
Statement of Stockholder’s Equity (Deficit) for the period December 28, 1988 (inception) to September 30, 2007 (Unaudited)	7
Notes to Financial Statements (Unaudited)	10
ITEM 2. MANAGEMENT'S PLAN OF OPERATION	20
ITEM 3. CONTROLS AND PROCEDURES	27
PART II.	28
ITEM 1. LEGAL PROCEEDINGS	28
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28
ITEM 5. OTHER INFORMATION	28
ITEM 6. EXHIBITS	28
SIGNATURES	29

INDEX TO EXHIBITS	30

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)

September 30, 2007
ASSETS
CURRENT ASSETS
Cash	$0
Escrow with Attorney	1,000
Deposits	604
Receivable from Related Party	2,634,012
Total current assets	2,635,616

Investments	1
TOTAL ASSETS	$2,635,617

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$52,990
Amounts due to related parties	159,260
Short-term Loans Payable, net of discount	2,364,925
Total current liabilities	2,577,175

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock , $0.0001 par value; 100,000 shares authorized; 13,074,066 issued and outstanding,	1,307
Additional paid-in capital	3,982,824
Deficit accumulated during the development stage	(3,925,689)
Total stockholder’s equity	58,442
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$2,635,617

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended, September 30,		Nine months ended, September 30,		Cumulative Amounts From December 28,1988 (Inception) to September 30,
	2007	2006	2007	2006	2007
General and administrative costs	$78,960	$193,653	$235,323	$427,826	$2,583,606
Recovery of consulting fees					(45,000)

Gain (Loss) from operations	(78,960)	(193,653)	(235,323)	(427,826)	(2,538,606)

Non-operating income (expense)
Interest income related party	75,165		84,064		86,112
Interest expense	(397,815)		(679,201)		(929,149)
Gain on forgiveness of debt					8,000
Write down of promissory notes				(50,000)	(552,046)

Net Loss	$(401,610)	$(193,653)	$(830,460)	$(477,826)	$(3,925,689)

Loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted average common shares -
basic and diluted	13,074,066	11,725,618	12,929,359	11,499,225

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Amounts From December 28,1988 (inception) to September 30, 2007
	Nine months ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(830,460)	$(477,826)	$(3,925,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for consulting fees		106,400	853,400
Common stock issued for services			70,830
Common stock issued for finance costs		187,500	187,500
Beneficial conversion feature on convertible debt	208,157		208,157
Amortization of debt discount	398,602		387,649
Common stock issued for organization costs			33
Common stock issued for other services			79,903
Gain on forgiveness of debt			(8,000)
Write down of promissory notes		50,000	552,047
Changes in non-cash working capital items
Accrued receivable from related party	(84,012)		(84, 012)
Accounts Payable and Accrued Liabilities	35,090	9,820	485,085
Advances and deposits	(604)		(604)
Accrued and unpaid amounts due to related parties	202,459	27,515	265,294
Prepaid Expense
Net cash used in operating activities	(70,768)	(96,591)	(928,407)
Promissory notes		(50,000)	(550,000)
Advances to related party	(2,550,000)		(2,550,000)
Loan to Smart Card Technologies Co. Ltd.			(600,000)
Net cash used in investing activities	(2,550,000)	(50,000)	(3,700,000)

Advances from a related party	89,050	118,100	656,167
Repayment of advances and interest	(17,627)		(17,627)
Escrow account for short-term loan	(1,000)		(1,000)
Loans payable	2,550,000		3,230,000
Common stock issued for cash			760,867
Net cash provided by financing activities	2,620,423	118,100	4,628,407

NET INCREASE (DECREASE) IN CASH	$(345)	$(28,491)	$0
CASH, BEGINNING OF PERIOD	345	28,644	0
CASH, END OF PERIOD	$0	$153	$0
SUPPLEMENTAL CASH FLOW INFORMATION

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
December 28, 1988 (Inception) Unaudited to September 30, 2007

	Common Stock		Additional Paid-in	Stock	Deficit Accumulated During the Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
Balance at December 28, 1988 (date of inception)	-	-	-	-	-	-
Stock issued for organization costs	33,000	$33,000	$(32,967)	-	-	$33
Net loss	-	-	-	-	$(33)	(33)
Balances at December 31, 1988 to December 31, 1996	33,000	33,000	(32,967)	-	(33)	-

1,000 for 1 stock split	32,967,000	-	-	-	-	-
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	-	-	-
Stock issued for cash at $5.00 per share	20,000	2	99,998	-	-	100,000
Net loss	-	-	-	-	(80,025)	(80,025)
Balance at December 31, 1997	3,020,000	302	99,731	-	(80,058)	19,975

Stock issued for services at $0.10 per share	95,000	10	9,490	-	-	9,500
Stock issued for cash at $0.14 per share	52,800	5	7,795	$(2,722)	-	5,028
Net loss	-	-	-	-	(33,798)	(33,798)
Balance at December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	705

Net loss	-	-	-	-	(66,662)	(66,662)
Balance at December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,957)

2 for 1 stock split	3,167,800	317	(317)	-	-	-
Stock issued for consulting fees at $2.00 per share	320,000	32	639,968	-	-	640,000

	Common Stock		Additional Paid-in	Stock	Deficit Accumulated During the Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
Stock issued for consulting fees at $2.00 per share	320,000	32	639,968	-	-	640,000
Stock issued to settle trade payables at $2.00 per share	20,540	2	41,078	-	-	41,080
Stock issued for services at $2.00 per share	11,960	2	23,918	-	-	23,920
Stock issued per preemptive rights	192	-	17	-	-	17
Stock subscriptions received	-	-	-	2,722	-	2,772
Net loss	-	-	-	-	(1,018,914)	(1,018,914)
Balance at December 31, 2000	6,688,292	670	821,680	-	(1,199,432)	(377,082)

Stock issued for consulting fees and payables at $0.08 per share	687,500	68	54,932	-	-	55,000
Stock issued at $0.08 per share for rent payable	535,000	54	42,746	-	-	42,800
Net loss	-	-	-	-	(227,672)	(227,672)
Balance at December 31, 2001	7,910,792	792	919,358	-	(1,427,104)	(506,954)

1 for 10 reverse stock split	(7,119,708)	(713)	713	-	-	-
Stock subscribed for converted debts	-	-	-	641,953	-	641,953
Net loss	-	-	-	-	(180,733)	(180,733)
Balance at December 31, 2002	791,084	79	920,071	641,953	(1,607,837)	(45,734)

Stock issued for cash at $0.10 per share	280,000	28	27,972	-	-	28,000
Stock issued for converted debts	5,598,947	560	641,393	(641,953)	-	-
Stock issued for debt settlement at $0.20 per share	280,538	28	56,080	-	-	56,108
Stock issued for debt settlement at $0.20 per share	52,500	5	10,495	-	-	10,500
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Net loss	-	-	-	-	(100,115)	(100,115)
Balance at December 31, 2003	7,053,069	705	1,661,006	-	(1,707,952)	(46,241)

Stock issued for debt settlement at $0.10 per share	735,782	73	73,505	-	-	73,578
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Stock issued for services at $0.15 per share	65,000	6	9,744	-	-	9,750
Stock issued for debt settlement at $0.10 per share	86,000	9	8,591	-	-	8,600
Stock issued for debt settlement at $0.16 per share	277,314	28	44,717	-	-	44,745
Stock issued for cash at $0.35 per share	871,572	87	304,963	-	-	305,050

	Common Stock		Additional Paid-in	Stock	Deficit Accumulated During the Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
Subscriptions receivable	-	-	-	(35,000)	-	(35,000)
Net loss	-	-	-	-	(447,411)	(447,411)
Balance at December 31, 2004	9,138,737	913	2,107,521	(35,000)	(2,155,363)	(81,929)

Stock issued for cash at $0.35 per share	914,288	91	319,909	-	-	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	-	-	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	-	-	25,000
Subscriptions received	-	-	-	35,000	-	35,000
Net loss	-	-	-	-	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	-	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	-	-	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	-	-	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	-	-	70,400
Stock issued for finance costs At $0.45 per share (Note 7)	300,000	30	134,970	-	-	135,000
Net loss	-	-	-	-	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	-	(3,095,229)	(233,127)

Beneficial conversion feature on convertible debt	-	-	208,157	-	-	208,157
Stock issued for conversion of debt	1,097,361	110	219,362	-	-	219,472
Debt forgiveness			16,000			16,000
Warrants Issued with Loans Payable	-	-	678,400	-	-	678,400
Net loss	-	-	-	-	(830,460)	(830,460)
Balance at September 30, 2007	13,074,066	$1,307	$3,982,824	-	$(3,925,689)	$58,442

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

1 - Organization and Basis of Presentation

(a) Organization

Sibling Entertainment Group Holdings, Inc., formerly, Sona Development Corp. (the “Company" or “Sibling”), was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America for sale in the United States market and it was dormant until its reactivation in March 1997. In June 1997, the Company changed its name to Net Master Consultants, Inc. On December 28, 2002, the Company changed its name to Sona Development Corp. On May 14, 2007, the Company changed its name to Sibling Entertainment Group Holdings, Inc. The Company is currently pursuing a potential merger with Sibling Entertainment Group, Inc. ("Sibling"), an entertainment development and production company based in New York City, as described in Note 10. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

(b) Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and (ii) the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-QSB. The financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Sibling’s audited financial statements and notes thereto for the year ended December 31, 2006, included in Form 10-K filed with the SEC on April 13, 2007. In the opinion of management, the accompanying unaudited financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim period. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2007. The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $3,925,689 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

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

(c) Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financials statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financials reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the period in which the difference are expected to affect taxable income.

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
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

(g) Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement 109, Accounting for Income Taxes. FIN 48 sets standards to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for years beginning after December 15, 2006. Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements..

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3 - Related Party Receivable

In conjunction with a short-term financing, the amounts received were lent to a related party, Sibling Theatrical Inc. at an annual interest rate of 13% payable 6 months after each borrowing. As of September 30, 2007, the balance due from Sibling Theatrical Inc. was $2,550,000 plus accrued interest income of $84,013.

4 - Due to Related Parties

Related party payables consist of the following:

September 30, 2007
Due to a significant shareholder (a)	$60,555
Unsecured payable to a shareholder with no specific terms and due on demand (b)	0
Due to an officer (c)	0
Due to a company with a director in common (d)	98,705
$159,260

The following represents related party transactions paid or accrued during the nine months ended September 30, 2007 and 2006.

	2007	2006
Consulting fees paid or accrued to a significant shareholder (a)	$59,500	$10,500
Rent paid or accrued to a shareholder (b)	0	3,000
Consulting fees paid or accrued to a director (d)	37,800	9,000
	$97,300	$22,500

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(a) At September 30, 2007, a total amount of $60,555 was due to a significant shareholder for cash loans and interest, consulting fees and reimbursable expenses, as follows: As of September 30, 2007, the Company was indebted to this shareholder for cash loans of $21,600 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At September 30, 2007, the Company had accrued $5,786 of interest on the loans. The loans are unsecured and due on demand. If the loan is not paid in full from the proceeds of the Company’s next financing, the lender will also be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the loan. Overdue payments will bear interest at 12% per annum until paid.

4 - Due to Related Parties (continued)

At September 30, 2007, the Company was indebted $33,169 to this shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set terms of repayment.

In February of 2007, the Company issued 1,097,361 shares of restricted common stock with a value of $0.20 per share to this significant shareholder in settlement of an outstanding balance of $219,472 for loans, accrued interest on the loans, reimbursable expenses incurred on behalf of the Company and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

(b) In May of 2005, the Company entered into an agreement with a shareholder for office rent and expenses at $1,000 per month. The Company terminated this rental agreement in December 2006. All amounts previously accrued ($16,000) were written off to additional paid in capital.

(c) On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer. The agreement had an automatic renewal provision unless terminated by either party. On June 28, 2007, the sole paid officer resigned and was replaced by directors and officers of SEGI.

(d) At September 30, 2007, the amount of $98,705 was due to a company with a common director for loans, interest and reimbursable expenses, as follows: The Company was indebted to this related company for loans of $51,450 which bear interest at a rate of 10% per annum. At September 30, 2007, the Company had accrued $2,174 of interest on the loans. The loans are unsecured and due on demand.  In addition, the Company owed $45,081 for reimbursable expenses, which bear no interest.

5 - Short-Term Notes Payable

During the period of May through August of 2007, the Company borrowed $2,550,000 from various individuals payable in six months from the date of borrowing at an annual interest rate of 13%. In conjunction with this financing, the lenders received for each unit equal to $10,000, 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $1.00/share and 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $ 2.50/share. The warrants expire within five years of the loan. The value of these warrants using the Black-Sholes method was $678,400 and was recorded as a discount to the debt and is amortized over the life of the debt. Amortization of the debt discount of $94,723 was charged to interest expense during the period ending September 30, 2007. The fair value of the warrants was estimated using the following assumptions:

Expected volatility - 61%
Expected dividends - 0
Expected term - 5 years
Risk-free rate - 5.25%

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5 - Short-term Notes Payable (continued)

If the Company undertakes an underwritten public offering of securities for a total subscription of $6,000,000, prior to the Maturity Date, in lieu of repayment of principal and interest on the Notes, at the Note holder’s option, the Note holder may acquire securities in the Qualified Offering in the amount of such principal and interest.

6 - Income Taxes

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of September 30, 2007, the Company had net operating loss carry forwards of approximately $3,900,000 that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

7 - Capital Stock

(a) Stock options

The Company has not issued any options on its common stock to date and has not recorded any stock-based compensation with respect to stock options.

(b) Stock issuances

In February of 2007, the Company issued 1,097,361 shares at $0.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expenses and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

On February 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $52,500 to a shareholder as partial consideration for $50,000 in bridge financing from the shareholder.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended June 30,
	2007	2006
Interest	$-	$-
Income taxes	$-	$-

For the period April 1, 2007 through September 30, 2007, the Company did not issue any new shares of common stock.

During the three months ended March 31, 2007, the Company issued 1,097,361 shares at $0.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for loans, accrued interest, reimbursable expenses and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

During the three months ended September 30, 2007, a related party obligation for $16,000 was written off to paid in capital.

9 - Investment

Proposed Merger with Idea One

The Company entered into a letter of intent on May 20, 2004 (as amended through November 2005), with Idea One, Inc., a private company involved in the development of battery cell technology,. The letter of intent did not culminate in a definitive agreement.

Over the term of the letter of intent, the Company loaned Idea One, Inc. a total of $550,000 through a series of convertible promissory notes. These notes were written down to $1 as of December 31, 2005 as management determined they were not collectible and further, if the Idea One shares were received, it was not possible to determine their value.

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, Inc., in full satisfaction of the loan receivable. The Idea One, Inc. shares were received in the second quarter of 2006. As of September 30, 2007, these shares are recorded at $1.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10 - Proposed Merger with Sibling

On February 9, 2007, the share holders of the Company approved an Agreement of Acquisition and Plan of Reorganization, as amended, to acquire four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. from Sibling Entertainment Group, Inc an entertainment development and production company based in New York City
.
Under the reorganization, the Company is to acquire each of Sibling's four wholly owned subsidiaries and three wholly owned subsidiaries of Sibling Pictures, Inc., all of which own and or control each of Sibling's respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate.

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

On August 13, 2007, the Agreement, as amended, anticipates a share exchange pursuant to which the Company will issue up to 37,208,900 shares of common stock for all the issued and outstanding shares of Sibling’s subsidiaries on the closing date and will issue up to 571,340 additional shares reserved for convertible debentures and consulting agreements. The Company will further deliver 26,657,424 purchase warrants with terms ranging from 3 to 5 years at exercise prices ranging from $0.275 a share to $1.00 per share to certain shareholders of Sibling as part of the consideration for the transaction.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risk, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”,”plan”,”anticipate”, “believer”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

Overview

We are a development stage company which has no operating revenue since inception. We are incorporated under the laws of the State of Texas. On November 27, 2002, the Company changed its name to “Sona Development Corp.” as part of a corporate restructuring designed to make the Corporation more attractive to prospective business opportunities. Management has since been searching for a suitable business opportunity to become part of the Company by acquisition or combination.

On June 28, 2006, the Company entered into an Agreement of Acquisition and Plan of Reorganization (the “Agreement”) with Sibling Entertainment Group, Inc. (“Sibling”). The Agreement provides for the Company’s acquisition of Sibling’s subsidiaries. Sibling is an entertainment development and production company based in New York City. On February 9, 2007, the shareholders of the Company approved the above-referenced agreement, the closing of which is subject to the filing, and effectiveness, of an amended Form S-4 registration statement with the SEC. The initial Form S-4 filing was made on August 14, 2007 by the Company.

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

Shareholder approval for this transaction has been obtained.

The Company’s long term plan is to operate within the entertainment industry.

Specifically, we plan to continue Sibling’s business as follows:

•	Purchase and exploitation of literary rights as well as investments in the production of both film and live-stage events including the following:

•
The management of M-1 Global LLC (“M-1 Global”) through Sibling Sports, LLC (co-managed between Sibling Theatricals, Inc. and Garlin Holdings, Limited) for the production and promotion of Mixed Martial Arts (“MMA”) Events. M-1 Global headed by Monte Cox will produce up to six fights over two years with world heavyweight fighter Fedor Emelianenko.

•
HATS! - A Musical for the Rest of Your Life” (“HATS!”) is based upon the women and spirit of Red Hat Society, Inc. (“RHS”). The musical premiered in Denver, Colorado at the New Denver Civic Theatre on October 7, 2006 and ran through December 31, 2006 and subsequently had two productions: Harrah’s New Orleans Hotel & Casino (New Orleans) from January 25, 2007 to April 21, 2007; and the Royal George Theatre in Chicago, Illinois from April 20, 2007 to July 29, 2007.

•
A license with Tampa Bay Performing Arts Center for the rights to produce HATS! throughout the State of Florida beginning January 1, 2008 for two years with an option to renew for an additional two years with the first production scheduled in the Jaeb Theatre January 24 - May 11, 2008

•
A license with Harrah’s Entertainment (Las Vegas) through Dick Foster Productions (a subsidiary of Sibling Theatricals, Inc.) to produce HATS! in Las Vegas scheduled for an open-ended run beginning January 12, 2008 and potentially other Harrah’s controlled venues.

•
License and production of additional companies of HATS! under Sibling Theatricals, Inc. wholly owned subsidiary Hats Holdings, Inc. through an exclusive licensing agreement with the RHS to develop and produce HATS! including sequels and future home video, pay-per-view events and DVD recordings.

•	Optimize revenue by licensing the HATS! trademarks and by selling HATS! Cast Album through Sibling Music, Inc..

•	Development of a new musical, subject to negotiations, with the world-renowned comedian and entertainer Jerry Lewis, based upon his book “DEAN & ME,” a story of his life with Dean Martin.

•
Development and production of a new musical entitled “Hallelujah! Mr. Angel” written by Marcia Dodge and Anthony Dodge and composed by Morris Bernstein, subject to negotiations with Mr. Angel, Inc. (a Colorado Corp). The controlling interest of Mr. Angel, Inc. is held by Richard Bernstein, a director and officer of the Company.

•	Production, distribution and selling of the HATS! cast album through retail, theatrical venue and internet outlets.

•
Develop, finance and produce entertainment events through Richfield Entertainment, LLC (under a joint-venture with Garlin Holdings Limited) including “Israel, Oh Israel” licensed by Israel, Oh Israel International, Inc. which Richard Bernstein is an officer.

•
Negotiations with Bernstein Corporations Entertainment, Inc. to acquire the intellectual properties, label imprint (Finer Arts Records and TransWorld Records, M Bernstein Music Publishing ASCAP, Bernstein Artists Management) and related artist recording contracts and record/music CD inventory to be made part of SMC, a wholly owned subsidiary of the Company which Richard Bernstein is an officer.

•	Evaluating our option to produce the screenplay REEL LOVE as an independent feature film.

•	Negotiations with URL Productions, Inc. to co-produce “Once Around the Sun” as a feature film previously produced Off- Broadway.

•	Strategic investments in third party theatrical productions.

•	Development of an independent film production business by leveraging the acquisition of SPI and its subsidiaries Sibling Pictures Fund, LLC; Reel Love on Film LLC and Reel Love Productions, Inc.

•	Growing our management and consulting business with regional not-for-profit and professional theatre companies

•	Ongoing management of the Denver Civic Theatre, Inc. (a not-for-profit organization, "DCT") for which our officers and directors serve as members of its board of directors.

•	Formation of alliances with companies that possess rights or agreements desired by us including:

•
an alliance with Mechanic Street Productions, Inc. to finance and produce one or more independent feature films including the finance and co-production of independent films financed by the Sibling Pictures Fund, LLC and/or other similarly organized film funds.

•	an ongoing relationship with Sibling Entertainment, Inc. (see related parties).

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

Results of Operations

For the nine months ended September 30, 2007, the Company’s operations were limited to satisfying continuous public disclosure requirements, seeking our alternative business opportunities, and entering into an agreement with Sibling.

The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.

Net Loss

For the period from inception to September 30, 2007, the Company recorded a net loss of $3,925,689. The Company’s net loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2007 and cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to September 30, 2007.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $2,635,616 and 2,635,617 respectively as of September 30, 2007. These assets consist of an escrow with attorney of $1,000, a related party receivable of $2,634,012, and investments of $1. Net stockholders equity in the Company was $58,442 at September 30, 2007.

The Company borrowed an aggregate of $51,450 as of September 30, 2007 from Sibling Entertainment Group, Inc. (“SEGI”) on several convertible promissory notes. The convertible promissory notes, as amended, bore interest of 10% per annum payable upon demand on December 31, 2007.

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

On June 28, 2007, the sole paid officer and director of the Company, Nora Coccaro, resigned. Her responsibilities were assumed by directors and officers of SEGI. There are no employees at the Company.

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended September 30, 2007 and 2006 included in this Form 10-QSB, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Going Concern

The Company’s audit expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit which reached 3,925,689 as of September 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (i) obtaining debt funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans and grants from various financial institutions.

ITEM 3. CONTROLS AND PROCEDURES

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2007 and 2006.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2007, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

On May 22, 2007, the Company commenced an offering on a no minimum basis whereby Company offered four hundred (400) Units at a purchase price of ten thousand ($10,000) dollars per Unit.  Each Unit consists of a secured debenture carrying a rate of 13% during the first six (6) months and a rate of 15% during the extended period of not more than an additional three (3) months.  As of September 30, 2007, no payments of interest were made.

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

Sibling Entertainment Group Holdings, Inc.

November 19, 2007

/s/ Mitchell Maxwell

Mitchell Maxwell
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
31.1	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Attached	Certification of the Chief financial Offer pursuant to Rule 13aq-14 of the Securities and Exchange Act of 1934 as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated from prior filings made with the Securities and Exchange Commission.