Form 10KSB
period 2007-12-31
Sibling Entertainment Group Holdings, Inc.
filed 2008-05-16
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 (Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-28311

SIBLNG ENTERTAINMENT GROUP HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	76-027334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

333 Hudson Street, Suite 901, New York, NY 10013
(Address of Principal Executive Office) (Postal Code)

(212) 414-9600
(Issuer’s telephone number, Including Area Code)

 Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock ($0.0001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The registrant's total revenues for the year ended December 31, 2007 were $ 0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $1,816,485 based on the average closing bid and asked prices for the common stock on May 14, 2008. Shares of common stock held by an executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

On May 12, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 13,074,066.

SIBLNG ENTERTAINMENT GROUP HOLDINGS, INC.

TABLE of CONTENTS

			Page

PART I.

Item	1.	Description of Business	3

Item	2.	Description of Property	8

Item	3.	Legal Proceedings	8

Item	4.	Submission of Matters to a Vote of Security Holders	8

PART II.

Item	5.	Market for Common Equity and Related Stockholder Matters	9

Item	6.	Management’s Plan of Operation	9

Item	7.	Financial Statements	16

Item	8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34

Item	8A.	Controls and Procedures	34

Item	8B.	Other Information	35

PART III.

Item	9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a)of the Exchange Act	36

Item	10.	Executive Compensation	38

Item	11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39

Item	12.	Certain Relationships and Related Transactions and Director Independence	39

Item	13.	Exhibits	40

Item	14.	Principal Accountant Fees and Services	42

	Signatures		42

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General.

As used herein the terms “Company,” “we,” “our”, and “us” refer to Sibling Entertainment Group Holdings, Inc., formerly Sona Development Corporation, a Texas corporation and its subsidiaries and predecessors.  The Company was incorporated under the laws of the State of Texas on December 28, 1988, as “Houston Produce Corporation” and we recently changed our name on May 14, 2007 to “Sibling Entertainment Group Holdings, Inc.” We have entered into an Agreement of Acquisition and Plan of Reorganization with Sibling Entertainment Group, Inc. (“Sibling”), an unrelated party of Sibling’s four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. and their subsidiaries including Dick Foster Productions, Inc., Adrenaline MMA, Inc., Hats Holdings, Inc. amongst others.

The closing of the transaction is contingent upon the filing, and effectiveness, of a Form S-4 registration statement with the SEC. The Form S-4 was filed on August 14, 2007 by Sibling Holdings, and is currently under review by the SEC. Upon the close of the transaction, our business will be that of Sibling, including the financing, producing and managing live-stage theatrical operations, mixed martial arts events, music, independent feature films, and theatrical real estate.

Historical Background.

The Houston Produce Corporation was formed for the purpose of importing fruit and vegetables from Latin America for sale in the United States. The Company’s plan to import fruit and vegetables was subsequently abandoned. On June 24, 1997, the Company changed its name to “Net Masters Consultants, Inc.” as part of a plan to become a global Internet service provider. Plans to create an Internet business were discarded in October of 1999. On November 27, 2002, the Company changed its name to “Sona Development Corp.” as part of a corporate restructuring designed to make the Company more attractive to prospective business opportunities. Management has since been searching for a suitable business opportunity to become part of the Company by acquisition or combination.

On May 20, 2004, and subsequently amended through November 14, 2005, we entered into a non-binding letter of intent, as amended, with Idea One, Inc., (“Idea One”), a privately owned company involved in the development of alternative energy products through its 83% owned subsidiary, Advanced Technology Upgrading, Ltd. (“ATU”). ATU, which is located in Israel, has developed, tested and patented a rechargeable magnesium battery in conjunction with Bar Ilan Research and Development Company, Ltd., (“Birad”), based on technology acquired from Bar Ilan University. Idea One believes that the ATU magnesium battery exhibits many characteristics that are superior to existing battery systems, including a longer cycle, extended shelf life and higher energy density. The ATU battery is also environmentally friendly.

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

The Agreement was amended on December 15, 2006. The amended Agreement increased the shares issued and warrants granted by us to 36,190,085 shares and 22,865,324 purchase warrants, the warrants have terms ranging from 3 to 5 years at exercise prices ranging from $0.275 per share to $1.00 per share. The share and warrant increases are related to a debt placement, employment agreements, the prospective acquisition of an entertainment production company, a shareholder relations agreement, a corporate services agreement, and broker agreements.

The closing date of the Agreement was initially extended to February 9, 2007, subject to each party obtaining shareholder approval.

On February 9, 2007, we held a special meeting of shareholders to approve an Agreement of Acquisition and Plan of Reorganization, as amended, to acquire the four wholly owned subsidiaries from Sibling Entertainment Group, Inc., to amend our articles of incorporation to effect a name change to “Sibling Entertainment Group Holdings, Inc.” and to elect four directors to join the our current board of directors. On May 14, 2007, we changed our name to “Sibling Entertainment Group Holdings, Inc.”

The shareholders approved the Agreement of Acquisition and Plan of Reorganization, approved the name change to Sibling Entertainment Group, Inc. and elected Mitchell Maxwell, Victoria Maxwell, James Cardwell and Richard Bernstein to our board of directors.

Subsequent to our February 9, 2007 shareholders meeting, the SEC has advised us that we are required to file a Form S-4 registration statement with the SEC and have such S-4 registration statement declared effective by the SEC to close our transaction with Sibling Entertainment Group, Inc. The form S-4 was filed on August 14, 2007 by Sibling Holdings, and is still under review by the SEC.

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

The Company does not intend to restrict its consideration to any particular business or industry segment. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company will not be able to diversify and will be limited to one merger or acquisition. The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

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

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of these opportunities are yet to develop as going concerns or that some of these opportunities are in the development stage in that some have not generated significant revenues from principal business activities prior to our participation.

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

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and our relative negotiating strengths. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

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

Employees

The Company currently has no employees. Our executive officers devotes as much time to the affairs of the Company as they deems appropriate. Our management expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

Since our inception in 1988, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,945,668 at December 31, 2007. During fiscal 2007, we recorded a net loss of $850,439. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

There can be no assurance that Company will acquire Sibling Entertainment Group, Inc.

We signed a letter of intent to merge with Sibling Entertainment Group, Inc. on June 28, 2006. Although the shareholders approved the Agreement of Acquisition and Plan of Reorganization, approved the name change to Sibling Entertainment Group Holdings, Inc. and elected Maxwell Mitchell, Victoria Mitchell, James Cardwell and Richard Bernstein to the Company’s board of directors, the closing of the Agreement of Acquisition and Plan of Reorganization remains subject to the applicable registration requirements of the Securities Exchange Act of 1934, as amended, specifically, the filing and effectiveness of an S-4 registration statement. As a result, although we intend to close the acquisition of the Sibling Entertainment Group Holdings, Inc. subsidiaries as soon as is practicable, the acquisition may not occur or may take a significant period of time.

Sibling Entertainment Group Holdings, Inc. will not likely be profitable in the next twelve months and may never be profitable.

Sibling Entertainment Group Holdings, Inc. remains in the research and development stage with no significant revenues and will not likely be profitable within the next twelve months. Sibling Entertainment Group, Inc. results of operations will largely depend on them having adequate access to literary rights, plays, musicals, film scripts that are capable of being produced or acquired and successfully marketed. Such accessibility is dependent upon numerous factors, including its reputation and credibility in the creative community, the relationships they have in the entertainment industry and their financial and other resources. There can be no assurance that they will have adequate access to sources of programs or that their efforts in developing or acquiring new programs will be successful. If they are unable to successfully market new programs where we have funded development costs, they will be subject to realizing a loss on such projects. Therefore, the possibility of future profits by Sibling Entertainment Group Holdings, Inc. is purely speculative.

Our limited financial resources cast doubt on our ability to acquire a profitable business opportunity.

Our future operation is dependent upon the acquisition of a profitable business opportunity. If we do not merge with Sibling Entertainment Group Holdings, Inc., the prospect of another acquisition is doubtful due to the Company’s limited financial resources. Since we have no current profitable business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we are required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2007, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission.

The public may read and copy any materials that we file with the Security and Exchange Commission (SEC) at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: www.sec.gov.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company does not own any real or personal property. We do not believe that we will need to obtain additional office space until such time as we have acquired certain subsidiaries of Sibling Entertainment Group, Inc. or some other business opportunity.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc., under the symbol, “SIBE”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

YEAR	QUARTER ENDING	HIGH	LOW
2008	March 31	$0.52	$0.14
2007	December 31	$1.85	$0.56
	September 30	$0.55	$0.28
	June 30	$0.82	$0.38
	March 31	$0.90	$0.31
2006	December 31	$0.45	$0.20
	September 30	$0.65	$0.30
	June 30	$0.65	$0.17
	March 31	$0.55	$0.17

Record Holders

As of December 31, 2007, there were 53 shareholders of record (based on our transfer agent list) holding a total of 13,074,066 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

During the 4th quarter of 2007, there were no sales of unregistered securities.

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2007.

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

On February 9, 2007, we held a special meeting of shareholders to approve an Agreement of Acquisition and Plan of Reorganization, as amended, to acquire the following subsidiaries of Sibling:

•	Sibling Theatricals Inc.
o	Dick Foster Productions, Inc. (80% owned)
▪	Creative Productions, Inc.
o	Hats Holdings, Inc. (including three subsidiaries)
•	Sibling Pictures, Inc. (including three subsidiaries)
•	Sibling Music Corp.
•	Sibling Properties, Inc.

In addition, the articles of incorporation were to be amended to change the name of the Company to “Sibling Entertainment Group Holdings, Inc.” and to elect four directors to join the current Board of Directors.

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

Subsequent to our February 9, 2007 shareholders meeting, the SEC has advised us that we are required to file a Form S-4 registration statement with the SEC and have such S-4 registration statement declared effective by the SEC to close our transaction with Sibling Entertainment Group, Inc. We filed the Form S-4 registration statement on August 13, 2007. The Form S-4 is still under review by the SEC. Based on the requirement to file an S-4 registration statement, we may change the structure of the transaction with Sibling Entertainment Group, Inc.

On May 14, 2007, the Company changed its name to Sibling Entertainment Group Holdings, Inc.

Specifically, upon the closing of the Agreement, we plan to continue Sibling’s business as follows:

•	Purchase and exploitation of literary rights as well as investments in the production of both film and live-stage events including the following:

•
The management of Adrenaline MMA Inc. (“Adrenaline”) for the production and promotion of Mixed Martial Arts (“MMA”) Events. Adrenaline Global headed by Monte Cox intends to produce several fighting events over the next several years.

•
HATS! - A Musical for the Rest of Your Life” (“HATS!”) is based upon the women and spirit of Red Hat Society, Inc. (“RHS”). The musical premiered in Denver, Colorado at the New Denver Civic Theatre on October 7, 2006 and ran through December 31, 2006 and subsequently had two productions.: Harrah’s New Orleans Hotel & Casino (New Orleans) from January 25, 2007 to April 21, 2007; and the Royal George Theatre in Chicago, Illinois from April 20, 2007 to July 29, 2007.

•
A license with Tampa Bay Performing Arts Center for the rights to produce HATS! throughout the State of Florida beginning January 1, 2008 for two years with an option to renew for an additional two years with the first production completed in the Jaeb Theatre January 24 - May 11, 2008

•
A license with Harrah’s Entertainment (Las Vegas) through Dick Foster Productions (a subsidiary of Sibling Theatricals, Inc.) to produce HATS! in Las Vegas scheduled for an open-ended run beginning January 12, 2008 and potentially other Harrah’s controlled venues.

•
License and production of additional companies of HATS! under Sibling Theatricals, Inc. wholly owned subsidiary Hats Holdings, Inc. through an exclusive licensing agreement with the RHS to develop and produce HATS! including sequels and future home video, pay-per-view events and DVD recordings.

•	Optimize revenue by licensing the HATS! trademarks and by selling HATS! Cast Album through Sibling Music, Inc.

•	Development of a new musical, subject to negotiations, with the world-renowned comedian and entertainer Jerry Lewis, based upon his book “DEAN & ME,” a story of his life with Dean Martin.

•	The continued distribution and selling of the HATS! cast album through retail, theatrical venue and internet outlets and the production of additional cast albums of other future productions.

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

Our plan of operations is based on the assumptions that the Form S-4 will be declared effective by the SEC and that the Agreement of Acquisition and Plan of Reorganization with Sibling Entertainment Group, Inc. will close. There can be no guarantee that these events will actually occur.

Results of Operations

We do not expect to generate any significant revenues within the next twelve months of operation as we cannot anticipate when the Form S-4 will be declared effective and the Agreement will close with Sibling Entertainment Group, Inc. Further, in the event we do not acquire Sibling Entertainment Group, Inc., we will resume the process of identifying a favorable business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to these uncertainties, we do not expect any revenues until such time as a revenue producing acquisition is accomplished.

The Company’s net loss increased from the prior year by approximately $320 Thousand. The increase was primarily the result of the $2.5 million borrowing under debentures which resulted in interest expense of  approximately $770,000 which included approximately $590,000 amortization of debt discount. Offsetting this increase was interest income from a related party of approximately $166,000 and a reduction of general and administrative costs by approximately $40,000, the most significant reduction in costs being related to the resignation of the CFO.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to December 31, 2007.

Capital Resources and Liquidity

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $1,604 and total assets of $2,595,775 as of December 31, 2007. These assets consist primarily of a note receivable and the related accrued interest from a related party of $2,594,170. Stockholders deficit in the Company was $38,463 at December 31, 2007.

Over the term of a letter of intent regarding a possible acquisition the Company loaned Idea One, a private company involved in the development of battery cell technology, a total of $550,000 through a series of convertible promissory notes. These notes were written down to $1 as of December 31, 2005 as management determined they were not collectible and further, if the Idea One shares were received, it was not possible to determine their value. The definitive agreement anticipates a share exchange pursuant to which the Company will issue up to 36,190,085 shares of common stock for all the issued and outstanding shares of the Sibling subsidiaries on the closing date. The Company will further grant 22,865,324 share purchase warrants with terms ranging from 3 to 5 years at exercise prices ranging from $0.275 a share to $1.00 per share

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One in full satisfaction of the loan receivable. The Idea One shares were received in the second quarter of 2006. As of December 31, 2007 and 2006, these shares are recorded at $1.

Our plan is to coordinate the efforts between film theatre, real estate, management and publishing following the natural synergies that exist between the various industries and their components. It is sometimes more difficult to develop a new theatrical project without securing the venue and owning sufficient theaters provide the ability for a production company, combined with a theatre owner, to assure a production the access needed to advance a commercial project. When we have our own theatrical production to present in our theatres, the production will be able to rent our venues creating a source of sustaining income.

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

- general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated; including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

(b) Income Taxes

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

(c) Financial Instruments

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $2,555,708 at December 31, 2007 and has incurred losses of $3,945,668 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

ITEM 7.           FINANCIAL STATEMENTS

Sibling Entertainment Group Holdings Inc
(FKA SONA Development Corp.)
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007

REPORT(S) OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM(S)

•	For the Period Ending December 31, 2006

•	For the Period Ending December 31, 2007

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sibling Entertainment Group Holdings, Inc. (f/k/a Sona Development Corporation)

We have audited the accompanying consolidated balance sheet of Sibling Entertainment Group Holdings, Inc. (“the Company”, f/k/a Sona Development Corporation) (a Development Stage Company) as of December 31, 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007 and for the period from inception (December 28, 1988) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Sibling Entertainment Group Holdings, Inc. for the period from inception to December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us and in our opinion, insofar as it relates to amounts for the period from inception to December 31, 2006, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sibling Entertainment Group Holdings, Inc. as of December 31, 2007 and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company’s significant operating losses and significant working capital deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
May 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DALE MATHESON CARR-HILTON LABONTE LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Sibling Entertainment Group Holdings, Inc. (fka Sona Development Corp).:

We have audited the accompanying balance sheets of Sibling Entertainment Group Holdings, Inc. (fka Sona Development Corp). (the “Company”) (a development stage company) as at December 31, 2006 and 2005 and the statements of operations, stockholders’ deficit, and cash flows for the years then ended and the cumulative period from December 28, 1988 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from December 28, 1998 (inception) to December 31, 2002 were reported on by other auditors and reflect a total net loss of $1,607,837 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, these   financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the years then ended and for the period from December 28, 1998 (inception) to December 31, 2006 , in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
March 22, 2007
Vancouver, Canada

Sibling Entertainment Group Holdings, Inc.
(FKA SONA Development Corp.)
(A Development Stage Company)
BALANCE SHEETS

	2007	2006

ASSETS
CURRENT ASSETS
Cash	$-	$345
Escrow with attorney	1,000
Deposits	604
Total current assets	1,604	345
Receivable from related party	2,594,170
Investments	1	1
TOTAL ASSETS	$2,595,775	$346

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$105,889	$17,901
Amounts due related parties	194,233	215,572
Short-term Loans Payable, net of discount	2,257,190
Total current liabilities	$2,557,312	$233,473

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock , $0.0001 par value; 100,000 shares authorized; 13,074,066 (2007) and 11,976,705 (2006) issued and outstanding	$1,307	$1,197
Additional paid-in capital	3,982,824	2,860,905
Deficit accumulated during the development stage	(3,945,668)	(3,095,229)
Total stockholders’ equity (deficit)	$38,463	$(233,127)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$2,595,775	$346

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(FKA SONA Development Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	December 31,		Cumulative Amounts From December 28,1988 (inception to December 31,
	2007	2006	2007

General and administrative costs	$245,463	$482,610	$2,843,693
Recovery of consulting fees	-	-	(45,000)
Gain (Loss) from operations	$(245,463)	$(482,610)	$(2,798,693)

Non-operating income (expense)
Interest income	$166,297	$-	$168,343
Interest expense	(771,272)	-	(771,272)
Gain on forgiveness of debt	-	-	8,000
Write down of promissory notes	-	(50,000)	(552,046)

Net loss	$(850,438)	$(532,610)	$(3,945,668)

Loss per common share - basic and diluted	$(.07)	$(0.05)

Weighted average common shares - basic and diluted	12,977,859	11,619,576

The accompanying notes are an integral part of these financial statements.

SIBLNG ENTERTAINMENT GORUP HOLDINGS, INC.
(FKA SONA Development Corp.)

(A Development Stage Company)
STATEMENTS OF CASH FLOWS
December 28, 1988 ( Inception) to December 31, 2007

	December 31,		Cumulative Amounts From December 28, 1988 (inception) to December 31,
	2007	2006	12/31/2007
	$	$	$
OPERATING ACTIVITIES
Net loss	(850,438)	(532,610)	(3,945,668)
Adjustments to reconcile net loss to net cash (used in) operating activities:	-		-
Common stock issued for consulting fees	-	106,400	853,400
Common stock issued for services	-	-	70,830
Common stock issued for finance costs	-	187,500	187,500
Beneficial conversion feature on convertible debt	208,157		208,157
Amortization of debt discount	380,590		380,590
Common stock issued for organization costs	-	-	33
Interest accrection on related party notes	(166,297)	-	(166,297)
Common stock issued for other services	-	-	79,903
Gain on forgiveness of debt	-	-	(8,000)
Write down of promissory notes	-	50,000	552,047
Changes in non-cash working capital items	-		-
Accounts payable and accrued liabilities	103,039	11,529	553,034
Advances and deposits	(604)		(604)
Accrued and unpaid amounts due to related parties	108,683	51,882	160,565
Net cash used in operating activities	(216,870)	(125,299)	(1,074,510)
Net cash used investing activities:	-		-
Promissory notes	-	(50,000)	(550,000)
Proceeds from repayment of related party interest	127,075	-	127,075
Advances to related party	(2,555,000)		(2,555,000)
Loan to Smart Card Technologies Co. Ltd.	-	-	(600,000)
Net cash used in investing activities	(2,427,925)	(50,000)	(3,577,925)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(FKA SONA Development Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (continued)
December 28, 1988 ( Inception) to December 31, 2007

	December 31,		Cumulative Amounts From December 28, 1988 (inception) to December 31,
	2007	2006	12/31/2007
Net cash provided by financing activities
Advances from related parties	89,450	147,000	656,568
Proceeds from loan/short term debt	2,555,000	-	3,235,000
Escrow Account	-		-
Common stock issued for cash	-	-	760,867
Net cash provided by financing activities	2,644,450	147,000	4,652,435
NET INCREASE (DECREASE) IN CASH	(345)	(28,299)	-
CASH, BEGINNING OF PERIOD	345	28,644	-
	-		-
CASH, END OF PERIOD	(0)	345	-

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(FKA SONA Development Corp.)
(A Developmental Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
December 28, 1988 ( Inception) to December 31, 2007

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$

Balance at December 28, 1998 (date of inception)	-	-	-	-	-	-
Stock issued for organization costs	33,000	33,000	(32,967)	-	-	33
Net loss	-	-	-	-	(33)	(33)
Balances at December 31, 1988 to December 31, 1996	33,000	33,000	(32,967)	-	(33)	-

1,000 for 1 stock split	32,967,000	-	-	-	-	-
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	-	-	-
Stock issued for cash at $5.00 per share	20,000	2	99,998	-	-	100,000
Net loss	-	-	-	-	(80,025)	(80,025)
Balance at December 31, 1997	3,020,000	302	99,731	-	(80,058)	19,975

Stock issued for services at $0.10 per share	95,000	10	9,490	-	-	9,500
Stock issued for cash at $0.14 per share	52,800	5	7,795	(2,722)	-	5,078
Net loss	-	-	-	-	(33,798)	(33,798)
Balance at December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	755

Net loss	-	-	-	-	(66,662)	(66,662)
Balance at December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,907)

2 for 1 stock split	3,167,800	317	(317)	-	-	-
Stock issued for consulting fees at $2.00 per share	320,000	32	639,968	-	-	640,000
Stock issued to settle trade payables at $2.00 per share	20,540	2	41,078	-	-	41,080
Stock issued for services at $2.00 per share	11,960	2	23,918	-	-	23,920
Stock issued per preemptive rights	192	-	17	-	-	17
Stock subscriptions received	-	-	-	2,722	-	2,722
Net loss	-	-	-	-	(1,018,914)	(1,018,914)
Balance at December 31, 2000	6,688,292	670	821,680	-	(1,199,432)	(377,082)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(FKA SONA Development Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
December 28, 1988 ( Inception) to December 31, 2007

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(FKA SONA Development Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
December 28, 1988 ( Inception) to December 31, 2007
					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$
Stock issued for cash at $0.35 per share	914,288	91	319,909	-	-	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	-	-	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	-	-	25,000
Subscriptions received	-	-	-	35,000	-	35,000
Net loss	-	-	-	-	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	-	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	-	-	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	-	-	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	-	-	70,400
Stock issued for finance costs at $0.45 per share (Note 7)	300,000	30	134,970	-	-	135,000
Net loss	-	-	-	-	(532,610)	(532,610)
	11,976,705	1,197	2,860,905	-	(3,095,229)	(233,127)
Beneficial conversion feature on convertible debt			208,157			208,157
Stock issued for conversion of debt	1,097,361	110	219,362			219,472
Debt forgiveness - related party debt			16,000			16,000
Warrants Issued with Loans Payable			678,400			678,400
Net Loss					(850,438)	(850,438)
Balance at December 31. 2007	13,074,066	1,307	3,982,824		(3,945,668)	(38,463)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(FKA SONA Development Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 1 - Nature of Operations and Basis of Presentation

(a) Organization

Sibling Entertainment Group Holdings, Inc., formerly Sona Development Corp. (the “Company”) was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America On December 28, 2002, the Company changed its name to Sona Development Corp. The Company is currently pursuing a potential merger with Sibling Entertainment Group, Inc. ("Sibling"), an entertainment development and production company based in New York City, as described in Note 9. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $3,945,668 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

(b) Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(FKA SONA Development Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

 Note 2 - Summary of Significant Accounting Policies (continued)

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

(e) Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. As the Company did not grant any stock options in 2005, no pro forma information is provided.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(FKA SONA Development Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company adopted SAB No.108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

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

Note 3 - Due to Related Parties

Related party payables consist of the following:
	December 31,
	2007	2006

Due to a significant shareholder (a)	$74,833	$199,572
Unsecured payable to a shareholder with no specific terms and due on demand (b)	-	16,000
Due to a company with a director in common (d)	119,400	-

	$194,233	$215,572

The following represents related party transactions paid or accrued during the years ended December 31, 2007 and 2006.

	2007	2006
Consulting fees paid or accrued to a director (c)	$37,900	$110,500

Consulting fees paid or accrued to a significant shareholder (a)	42,000	60,900

Rent paid or accrued to (forgiven by) a shareholder (b)	(16,000)	12,000

	$63,900	$183,400

The above transactions are in the normal course of operation.

(a) The amounts due to related parties at December 31, 2007 of  $74,833 (2006 - $199,572) are due to a significant shareholder for cash loans, consulting fees and reimbursable expenses. The Company is indebted to this significant shareholder for cash loans of $21,600 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At December 31, 2007, the Company had accrued $2,534 of interest on the loans. The loans are unsecured and due on demand. Overdue payments will bear interest at 12% per annum until paid. In February 2007, the Company issued 1,097,361 shares of common stock in settlement of an obligation of $219,472 for consulting fees, loans and expenses due to this significant shareholder.

At December 31, 2007, the Company was also indebted $50,699 to this significant shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set term of repayment.

(b) In May of 2005, the Company entered into an agreement with a shareholder for office rent and expenses at $1,000 per month. During the year ended December 31, 2007, the balance due of $16,000 to this shareholder was forgiven and recorded as additional paid-in capital.

(c) On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer and director. The agreement has an automatic renewal provision unless terminated by either party. In fiscal 2007, the Company incurred $37,900 (2006 - $110,500) in consulting fees to this director.

(d) The amounts are due to Sibling Theatricals, Inc. (“STI”), a company with directors in common, at December 31, 2007 of $119,400 due for cash loans, interest and expenses paid on behalf of the Company. The Company is indebted for cash loans of $51,450 which bear interest at a rate of 10% per annum. At December 31, 2007, the Company had accrued $2,174 of interest on the loans. The loans are unsecured and due on demand.

At December 31, 2007, the Company was also indebted $55,050 to STI for expenses paid on its behalf. This additional debt bears no interest and has no set term of repayment.

Related Party Receivable

In conjunction with the short-term financing under Series AA debentures, the amounts received were lent to a related party, Sibling Theatrical Inc. at an annual interest rate of 13%. The notes were receivable 6 months after each borrowing. As of December 31, 2007, a total of $2,594,170 was due from Sibling Theatrical Inc. representing notes of $2,555,000 and accrued interest of $39,170 (net of interest payments received of $127,075.

Note 4- Short-Term Notes Payable

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable in six months from the date of borrowing at an annual interest rate of 13%. In conjunction with this financing, the lenders received for each unit equals to $10,000, 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $1 per share and 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $2.50 per share. The warrants expire within five years of the loan. The value of these warrants using the, Black-Scholes method, was $678,400 and was recorded as a discount to the debt and is amortized over the life of the debt. Amortization of the debt discount of $380,590 was charged to interest expense during the period ended December 31, 2007. The fair value of the warrants was estimated using the following assumptions:

Expected volatility	61%
Expected dividends	0
Expected term	5 years
Risk-free rate	5.25%

If the Company undertakes an underwritten public offering of securities for a total subscription of $6,000,000 prior to the maturity date, in lieu of repayment of principal and interest on the Notes, at the Note holder’s option, the Note holder may acquire securities in the Qualified Offering in the amount of such principal and interest.

Note 5- Income Taxes

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of December 31, 2007, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(FKA SONA Development Corp)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 6 - Capital Stock

(a) Stock options

The Company has not issued any options on its common stock to date and has not recorded any stock-based compensation with respect to stock options.

(b) Stock issuances

For the period April 1, 2007 though December 31, 2007, the Company did not issue any new shares of common stock.

In February 2007, the company issued 1,097,361 shares at $0.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expense and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

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

Note 7 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for 2007 and 2006 are as follows:

	2007	2006
Interest	$127,075	$-

Income taxes	-	-

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(FKA SONA Development Corp)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 7 - Supplemental Cash Flow Information (continued)

During the years ended December 31, 2007 and 2006, the Company issued:

a)	1,097,361 shares at $0.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for loans, accrued interest, reimbursable expenses and consulting fees.

b)	126,000 shares of common stock with a fair value of $31,500 to a shareholder for consulting fees.

c)	150,000 shares of common stock with a fair value of $56,000 to a director for consulting fees.

d)	450,000 shares of common stock with a fair value of $187,500 to a shareholder as partial consideration for bridge financing.

During the year ended December 31, 2007, warrants issued with a value of $678,400 were recorded as a discount to the related debt for the same amount.

During the year ended December 31, 2007, the Company recorded a discount on debt for a beneficial conversion feature in the amount of $208,157.

During the year ended December 31, 2007, debt from a related party in the amount of $16,000 was forgiven and recorded as additional paid-in capital.

Note 8 - Investment

The company entered into a letter of intent on May 20, 2004 (and amended through November 2005) with Idea One, Inc., a private company involved in the development of battery cell technology. The letter of intent did not culminate in a definitive agreement.

Over the term of the letter of intent the Company loaned Idea One a total of $550,000 through a series of convertible promissory notes.  The notes were written down to $1 as of December 31, 2005 as management determined they were not collectible and further, if the Idea One shares were received, it was not possible to determine their value. .

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, in full satisfaction of the loan receivable. The Idea One shares were received in the second quarter of 2006. As of December 31, 2007, these shares are recorded at $1.

Note 9 - Proposed Merger with Sibling

On February 9, 2007, the share holders of the Company approved an Agreement of Acquisition and Plan of Reorganization, as amended, to acquire the following four subsidiaries from Sibling Entertainment Group, Inc. (an entertainment development and production company based in New York City): Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. Under the reorganization, the Company will acquire these subsidiaries, as well as the subsidiaries of Sibling Pictures, Inc., which represent Sibling’s respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate. The definitive agreement anticipates a share exchange pursuant to which the Company will issue up to 37,208,900 shares of common stock for all the issued and outstanding shares of the Sibling subsidiaries on the closing date and will issue up to 571,340 additional shares reserved for convertible debentures and consulting agreements... The Company will further deliver 26,079,424 purchase warrants with terms ranging from 3 to 5 years at exercise prices ranging from $0.275 a share to $1.00 per share.

The closing of the Agreement of Acquisition and Plan of Reorganization remains subject to the applicable registration requirements of the Securities Exchanges Act of 1934, as amended, specifically the filing and effectiveness of an S-4 registration statement to be filed with the SEC. Based upon the requirement to file an S-4 registration statement, the Company may change the structure of the transaction with Sibling. The Company intends to close the acquisition of the Sibling Entertainment Group, Inc. subsidiaries as soon as is practicable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2007, the Company dismissed Dale Matheson Carr-Hilton Labonte LLP (Dale Matheson), as its independent registered public accounting firm. The Company hired Rosenberg Rich Baker Berman & Co. (Rosenberg) as its new independent registered public accounting firm. During the two most recent fiscal years and the subsequent interim period through May 3, 2007, the Company and Dale Matheson did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company did not have any disagreements with Rosenberg regarding accounting or financial disclosure.

ITEM 8A.           CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management did not assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 in accordance with a recognized framework, due to its lack of resources. However, we have identified what we believe to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were (i) lack of segregation of duties, (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP) and tax accounting expertise; and (iii) inadequate security over information technology. These control deficiencies resulted in audit adjustments to the Company’s 2007 annual financial statements. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

Changes in Internal Control over Financial Reporting

The Company is in the process of correcting the internal control deficiencies through ongoing remediation efforts. However, these efforts individually and in the aggregate may not be sufficient to fully eliminate the weakness that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.           OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)

Mitchell Maxwell	54	Chairman of the Board of Directors

Victoria Maxwell	43	Director

James Cardwell	46	Director

Richard Bernstein	53	Director

Nora Coccaro (*)	50	Former Chief Executive Officer, Chief
		Financial Officer, Principal
		Accounting Officer and Director

(*) Nora Coccaro resigned as President, Chief Executive Officer, Principal Accounting Officer and Director effective June 28, 2007. Ms. Coccaro did not resign as a result of any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

Mitchell Maxwell was appointed Chairman of the Board of Directors on February 9, 2007. Mr. Maxwell has been involved in the entertainment business for over twenty five year and has produced seven Broadway shows, twenty seven Off-Broadway shows, four national tours, three West End shows and five independent films. He is currently President of Sibling Entertainment, Inc. and Chairman of the Denver Civic Theatre.

Mr. Maxwell is a graduate of Tufts University where he is currently an adjunct professor.

Victoria Maxwell was appointed a Director on February 9, 2007. Ms. Maxwell has over twenty years in the entertainment business. Ms. Maxwell has produced numerous theatre and film projects and con-founded three entertainment companies. She has collaborated on many projects with her brother, Mitchell Maxwell, and is co-founder and Vice President of Sibling Entertainment, Inc. Ms. Maxwell is on the Advisor Board of the WET Theatre company, is the Creative Consultant for the Stamford Center for the Arts and a member of the Board of Directors of the Denver Civic Theatre.

James “Jay” Cardwell has been the Chief Financial Officer of Sibling Entertainment, Inc since 2002. He is also the Executive director and Board Member of the Denver Civic Theatre, Inc. Before joining Sibling Entertainment, Inc. Cardwell was the Deputy Director (1999-2001) of the National Jazz Museum in Harlem. Previously, Mr. Cardwell was a consultant to Denstu, Inc. which provided consulting services to the theatrical industry. Mr. Cardwell started his career as a CPA with Arthur Andersen in St. Louis, MO.

Richard Bernstein is a veteran of the entertainment industry with over 20 years experience as a artist manager, booking agent, record producer, and a theatrical stage producer. Mr. Bernstein is President of Bernstein Entertainment Corporations and the Denver Civic theatre and is a member of the American Society of Composer, Authors and Publishers. Mr. Bernstein has been a Director of Sibling Entertainment Group Inc. since 2006.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of an individuals or entities who during the period ended December 31, 2007, were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 except the following:

-	Previously Nora Coccaro failed to file a Form 4 and Form 5 in a timely manner despite being an officer and director of the Company. Ms. Coccaro's filings are now current.

-
Michael Baybak failed to file a Form 4 and Form 5 in a timely manner despite being the beneficial owner of more than ten percent of the common stock of the Company. Mr. Baybak’s filings are now current.

ITEM 10.           EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2007, 2006, and 2005. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

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
Director

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of December 31, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2007, there were 13,074,066 shares of common stock issued and outstanding.

Title of Class	Name and Address	Number of Shares	% of Class

Common	Nora Coccaro	19,250	0.15%
	Chief Executive and Financial Officer, and Director
	1066-2610 West Hastings Street, Vancouver, British
	Columbia Canada V6E 2K3

Common	Michael Baybak	3,494,371	26.73%
	305-4515 Ocean View Boulevard
	La Canada, California 91011

All executive officers and directors as a group(1)		19,250	0.15%

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Amounts at December 31, 2007 of $74,833 (2006 - $199,572) are due to a significant shareholder for cash loans, consulting fees and reimbursable expenses. The Company is indebted to this significant shareholder for cash loans of $21,600 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At December 31, 2007, the Company had accrued $2,534 of interest on the loans. The loans are unsecured and due on demand. Overdue payments will bear interest at 12% per annum until paid. In February 2007, the Company issued 1,097,361 shares of common stock in settlement of an obligation of $219,472 for consulting fees, loans and expenses due to this significant shareholder. At December 31, 2007, the Company was also indebted $50,699 to this significant shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set term of repayment.

In May of 2005, the Company entered into an agreement with a shareholder for office rent and expenses at $1,000 per month. During the year ended December 31, 2007, the balance due of $16,000 to this shareholder was forgiven and recorded as additional paid-in capital.

On December 1, 1999, the Company entered into a consulting agreement with the Company’s sole officer and director. The agreement has an automatic renewal provision unless terminated by either party. In fiscal 2007, the Company incurred $37,900 (2005 - $110,500) in consulting fees to this director.

Amounts are due to Sibling Theatricals, Inc. (“STI”), a company with directors in common, at December 31, 2007 of $119,400 due for cash loans, interest and expenses paid on behalf of the Company. The Company is indebted for cash loans of $51,450 which bear interest at a rate of 10% per annum. At December 31, 2007, the Company had accrued $2,174 of interest on the loans. The loans are unsecured and due on demand. At December 31, 2007, the Company was also indebted $55,050 to STI for expenses paid on its behalf. This additional debt bears no interest and has no set term of repayment.

In conjunction with the short-term financing under Series AA debentures, the amounts received were lent to a related party, Sibling Theatrical Inc. at an annual interest rate of 13%. The notes were receivable 6 months after each borrowing. As of December 31, 2007, a total of $2,594,170 was due from Sibling Theatrical Inc. representing notes of $2,555,000 and accrued interest of $39,170 (net of interest payments received of $127,075).

ITEM 13.           EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on Page 44 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Rosenberg, Rich, Baker, Berman & Company provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2007. The aggregate fees billed by Rosenberg, Rich, Baker, Berman & Company for the audit of the Company’s annual financial statement and a review of the Company’s quarterly financial statements was approximately $16,200.

Dale Matheson Carr-Hilton LaBonte, LLP provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2006. The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte, LLP for the audit of the Company’s annual financial statement and a review of the Company’s quarterly financial statements was approximately $39,900.

Audit Related Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company no fees in 2007 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above; and

Dale Matheson Carr-Hilton LaBonte, LLP billed to the Company no fees in 2006 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company no fees in 2007 for professional tax services rendered; and

Dale Matheson Carr-Hilton LaBonte, LLP billed to the Company no fees in 2006 for professional tax services rendered.

All Other Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company no fees in 2007 for other professional services rendered or any other services not disclosed above; and

Dale Matheson Carr-Hilton LaBonte, LLP billed to the Company no fees in 2006 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Rosenberg, Rich, Baker, Berman & Company and Dale Matheson Carr-Hilton LaBonte, LLP as detailed above were pre-approved by the Company’s board of directors. The Company’s independent auditors, Rosenberg, Rich, Baker, Berman & Company and Dale Matheson Carr-Hilton LaBonte, LLP, performed all work using only their own full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of February, 2008.

Sibling Entertainment Group Holdings, Inc.
/s/ Mitchell Maxwell, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitchell Maxwell	Director	May 15, 2008
Mitchell Maxwell

/s/ James Cardwell	Director	May 15, 2008
James Cardwell

/s/ Richard Bernstein	Director	May 15, 2008
Richard Bernstein

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company
3(i)(b)	*	Amended Articles of Incorporation of the Company
3(i)(c)	**	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.
3(iii)	*	Bylaws of the Company
14	***	Code of Ethics dated March 1, 2004.
31.1	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000.

**	Incorporated by reference from the Form 10KSB filed with the Commission on April 3, 2003.

***	Incorporated by reference from the Form 10KSB filed with the Commission on March 30, 2004.