Form 10QSB
period 2008-03-31
Sibling Entertainment Group Holdings, Inc.
filed 2008-05-20
CIK 1099728

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

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

333 Hudson Street, Suite, New York, NY 10013
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
Yes      ☑              No      ☐

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of May 20, 2008 was 13,074,066.

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007	4
Statement of Operations for the three and three months ended March 31, 2008 and 2007 and the period December 28, 1988 (inception) to March 31, 2008 (unaudited)	5
Statement of Cash Flows for the three months ended March 31, 2008 and 2007 and the period December 28, 1988 (inception) to March 31, 2008 (unaudited)	6
Statement of Stockholder’s Equity (Deficit) for the period December 28, 1988 (inception) to March 31, 2008 (unaudited)	8
Notes to Financial Statements (unaudited)	11
ITEM 2. MANAGEMENT'S PLAN OF OPERATION	21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
PART II.	30
ITEM 1. LEGAL PROCEEDINGS	30
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
ITEM 5. OTHER INFORMATION	30
ITEM 6. EXHIBITS	31
SIGNATURES	32

INDEX TO EXHIBITS	32

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein the terms “Company,” “we,” “our”, and “us” refer to Sibling Entertainment Group Holdings, Inc., formerly, Sona Development Corp., a Texas corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$—	$—
Escrow with Attorney	1,000	1,000
Deposits	604	604
Total current assets	1,604	1,604
Receivable from Related Party	2,676,884	2,594,170
INVESTMENT	1	1
TOTAL ASSETS	$2,678,489	$2,595,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$197,048	$105,889
Amounts due to a related party	222,154	194,233
Short-term Loan Payable, net of discount	2,433,319	2,257,190
Total current liabilities	$2,852,521	$2,557,312

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock , $0.0001 par value; 100,000 shares authorized; 13,074,066 issued and outstanding,	1,307	1,307
Additional paid-in capital	3,982,824	3,982,824
Deficit accumulated during the development stage	(4,158,163)	(3,945,668)
Total stockholder’s equity (deficit)	(173,032)	38,463
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$2,678,489	$2,595,775

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended, March 31,		Cumulative Amounts From December 28,1988 (Inception) to March 31,
	2008	2007	2008
General and administrative costs	$34,621	$60,655	$2,878,314
Recovery of consulting fees			(45,000)

Gain (Loss) from operations	(34,621)	(660,655)	(2,833,314)

Non-operating income (expense)
Interest income	83,039	-	251,382
Interest expense	(260,913)	(208,157)	(1,032,185)

Gain on forgiveness of debt			8,000
Write down of promissory notes			(552,046)

Net Loss	(212,495)	(268,812)	(4,158,163)

Loss per common share - basic and diluted	(0.02)	(0.02)

Weighted average common shares - basic and diluted	13,074,066	12.635,122

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,		Cumulative Amounts From December 28,1988 (inception) to March 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	(212,495)	(268,812)	(4,158,163)
Adjustments to reconcile net loss to net cash (used in) operating activities:			—
Common stock issued for consulting fees	—	—	853,400
Common stock issued for services	—	—	70,830
Common stock issued for finance costs	—	—	187,500
Beneficial conversion feature on convertible debt	—	208,157	208,157
Amortization of debt discount	177,129	—	557,719
Common stock issued for organization costs	—	—	33
Interest accrection on related party notes	(86,289)	—	(252,586)
Common stock issued for other services	—	—	79,903
Gain on forgiveness of debt	—	—	(8,000)
Write down of promissory notes	—	—	552,047
Changes in non-cash working capital items	—	—	—
Accounts payable and accrued liabilities	90,159	6,031	643,193
Advances and deposits	—	—	(604)
Accrued and unpaid amounts due to related parties	27,921	15,167	188,486

Net cash used in operating activities	(3,575)	(39,458)	(1,078,085)

Net cash used investing activities:
Promissory notes	—	—	(550,000)
Proceeds from repayment of related party interest	3,575	—	130,650
Advances to related party	—	—	(2,555,000)
Loan to Smart Card Technologies Co. Ltd.	—	—	(600,000)
Net cash used in investing activities	3,575	—	(3,574,350)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,		Cumulative Amounts From December 28, 1988 (inception) to March 31,
	2008	2007	2008
Advances from related parties	—	39,250	656,568
Proceeds from loan/short term debt	—	—	3,235,000
Escrow Account	—	—	—
Common stock issued for cash	—	—	760,867
Net cash provided by financing activities	—	39,250	4,652,435

NET INCREASE (DECREASE) IN CASH	—	(208)	—
CASH, BEGINNING OF PERIOD	—	345	—
CASH, END OF PERIOD	—	137	—

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 6)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
December 28, 1988 (Inception) to March 31, 2008

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
Balance at December 28, 1988 (date of inception)	—	—	—	—	—	—
Stock issued for organization costs	33,000	$33,000	$(32,967)	—	—	$33
Net loss	—	—	—	—	$(33)	(33)
Balances at December 31, 1988 to December 31, 1996	33,000	33,000	(32,967)	—	(33)	—

1,000 for 1 stock split	32,967,000	—	—	—	—	—
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	—	—	—
Stock issued for cash at $5.00 per share	20,000	2	99,998	—	—	100,000
Net loss	—	—	—	—	(80,025)	(80,025)
Balance at December 31, 1997	3,020,000	302	99,731	—	(80,058)	19,975

Stock issued for services at $0.10 per share	95,000	10	9,490	—	—	9,500
Stock issued for cash at $0.14 per share	52,800	5	7,795	$(2,722)	—	5,028
Net loss	—	—	—	—	(33,798)	(33,798)
Balance at December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	705

Net loss	—	—	—	—	(66,662)	(66,662)
Balance at December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,957)

Deficit
Accumulated
		Additional		During the
Common Stock		Paid-in	Stock	Development
Shares	Amount	Capital	Subscriptions	Stage	Total
2 for 1 stock split	3,167,800	317	(317)	—	—	—
Stock issued for consulting fees at $2.00 per share	320,000	32	639,968	—	—	640,000
Stock issued to settle trade payables at $2.00 per share	20,540	2	41,078	—	—	41,080
Stock issued for services at $2.00 per share	11,960	2	23,918	—	—	23,920
Stock issued per preemptive rights	192	—	17	—	—	17
Stock subscriptions received	—	—	—	2,722	—	2,772
Net loss	—	—	—	—	(1,018,914)	(1,018,914)
Balance at December 31, 2000	6,688,292	670	821,680	—	(1,199,432)	(377,082)

Stock issued for consulting fees and payables at $0.08 per share	687,500	68	54,932	—	—	55,000
Stock issued at $0.08 per share for rent payable	535,000	54	42,746	—	—	42,800
Net loss	—	—	—	—	(227,672)	(227,672)
Balance at December 31, 2001	7,910,792	792	919,358	—	(1,427,104)	(506,954)

1 for 10 reverse stock split	(7,119,708)	(713)	713	—	—	—
Stock subscribed for converted debts	—	—	—	641,953	—	641,953
Net loss	—	—	—	—	(180,733)	(180,733)
Balance at December 31, 2002	791,084	79	920,071	641,953	(1,607,837)	(45,734)

Stock issued for cash at $0.10 per share	280,000	28	27,972	—	—	28,000
Stock issued for converted debts	5,598,947	560	641,393	(641,953)	—	—
Stock issued for debt settlement at $0.20 per share	280,538	28	56,080	—	—	56,108
Stock issued for debt settlement at $0.20 per share	52,500	5	10,495	—	—	10,500
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	—	—	5,000
Net loss	—	—	—	—	(100,115)	(100,115)
Balance at December 31, 2003	7,053,069	705	1,661,006	—	(1,707,952)	(46,241)

Stock issued for debt settlement at $0.10 per share	735,782	73	73,505	—	—	73,578
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	—	—	5,000
Stock issued for services at $0.15 per share	65,000	6	9,744	—	—	9,750
Stock issued for debt settlement at $0.10 per share	86,000	9	8,591	—	—	8,600
Stock issued for debt settlement at $0.16 per share	277,314	28	44,717	—	—	44,745
Stock issued for cash at $0.35 per share	871,572	87	304,963	—	—	305,050
Subscriptions receivable	—	—	—	(35,000)	—	(35,000)
Net loss	—	—	—	—	(447,411)	(447,411)
Balance at December 31, 2004	9,138,737	913	2,107,521	(35,000)	(2,155,363)	(81,929)

Deficit
Accumulated
		Additional		During the
Common Stock		Paid-in	Stock	Development
Shares	Amount	Capital	Subscriptions	Stage	Total

Stock issued for cash at $0.35 per share	914,288	91	319,909	—	—	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	—	—	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	—	—	25,000
Subscriptions received	—	—	—	35,000	—	35,000
Net loss	—	—	—	—	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	—	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	—	—	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	—	—	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	—	—	70,400
Stock issued for finance costs At $0.45 per share (Note 7)	300,000	30	134,970	—	—	135,000
Net loss	—	—	—	—	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	—	(3,095,229)	(233,127)

Beneficial conversion feature on convertible debt	—	—	208,157	—	—	208,157
Stock issued for conversion of debt	1,097,361	110	219,362	—	—	219,472
Debt forgiveness - related party debt	—	—	16,000	—	—	16,000
Warrants Issued with Loans Payable	—	—	678,400	—	—	678,400
Net loss	—	—	—	—	(850,438)	(850,438)
Balance at December 31, 2007	13,074,066	1,307	3,982,824	—	(3,945,668)	38,463
Net loss	—	—	—	—	(212,495)	(212,495)
Balance at March 31, 2008	13,074,066	1,307	3,982,824	—	(4,158,163)	(174,032)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2008

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

(b) Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance (i) accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and (ii) the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. The financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Sibling’s audited financial statements and notes thereto for the year ended December 31, 2007, included in Form 10-KSB filed with the SEC on May 6, 2008. In the opinion of management, the accompanying unaudited financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim period. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2008. The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $4,158,163 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

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

(d) Stock-Based Compensation

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

(g) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on its financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2 - Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3 - Related Party Receivable

In conjunction with a short-term financing, the amounts received were lent to a related party, Sibling Theatrical Inc. at an annual interest rate of 13% payable quarterly. As of March 31, 2008, the balance due was $2,555,000 including accrued interest income of $121,884.

4 - Due to Related Parties

Related party payables consist of the following:

March 31, 2008

Due to a significant shareholder (a)	$—
Unsecured payable to a shareholder with no specific terms and due on demand (b)	—
Due to an officer (c)	—
Due to a company with a director in common (d)	135,386
$222,154

The following represents related party transactions paid or accrued during the three months ended March 31, 2008 and 2007.

	2008	2007
Consulting fees paid or accrued to a significant shareholder (a)	$10,500	$35,000
Rent paid or accrued to a shareholder (b)	—	3,000
Consulting fees paid or accrued to a director (d)	—	10,500
	$10,500	$48,500

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(a) At March 31, 2008, the amount of $86,768 was due to a significant shareholder for cash loans and interest, consulting fees and reimbursable expenses. As of March 31, 2008, the Company was indebted to this shareholder for cash loans of $21,600 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At March 31, 2008, the Company had accrued $3,073 of interest on the loans. The loans are unsecured and due on demand. If the loan is not paid in full from the proceeds of the Company’s next financing, the lender will also be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the loan. Overdue payments will bear interest at 12% per annum until paid.

At March 31, 2008, the Company was indebted $62,096 to this shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set terms of repayment.

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

(b) On June 28, 2007, the sole paid officer resigned and was replaced by directors and officers of SEGI.

(c) At March 31, 2008, the amount of $135,386 was due to a company with a common director for loans, interest and reimbursable expenses. The Company was indebted to this related company for loans of $51,450 which bear interest at a rate of 10% per annum. At March 31, 2008, the Company had accrued $3,519 of interest on the loans. The loans are unsecured and due on demand. In addition, the Company owed $80,416 for reimbursable expenses, which bear no interest.

5 - Short-Term Notes Payable

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable in six months from the date of borrowing at an annual interest rate of 13% through June 1, 2008, or at an annual interest rate of 15% if extended to June 1, 2009. In conjunction with this financing, the lenders received for each unit equal to $10,000, 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $1.00/share and 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $ 2.50/share. The warrants expire within five years of the loan. The value of these warrants using the Black-Sholes method was $678,400 and was recorded as a discount to the deb is amortized over the life of the debt. Amortization of the debt discount of $177,129 was charged to interest expense during the period ending March 31, 2008. The fair value of the warrants were estimated using the following assumptions:

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

6 - Income Taxes

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of March 31, 2008, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7 - Capital Stock

(a) Stock options

The Company has not issued any options on its common stock to date and has not recorded any stock-based compensation with respect to stock options.

(b) Stock issuances

For the period January 1, 2008 though March 31, 2008, the Company did not issue any new shares of common stock.

In February of 2007, the Company issued 1,097,361 shares at $.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expenses and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007
Interest	$3,575	$—
Income taxes	$—	$—

During the three months ended March 31, 2007, the Company issued 1,097,361 shares at $.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for loans, accrued interest, reimbursable expenses and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

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

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, Inc., in full satisfaction of the loan receivable. The Idea One, Inc. shares were received in the second quarter of 2006. As of March 31, 2008, these shares are recorded at $1.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risk, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”,” plan”,” anticipate”, “believer”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On May 14, 2007, the Company changed its name to “Sibling Entertainment Group Holdings, Inc.”

The Agreement provides that the Company will acquire each of Sibling’s four wholly owned subsidiaries: Sibling Theatricals, Inc. (“STI”), Sibling Pictures, Inc., Sibling Music Corp., Sibling Properties, Inc, and their subsidiaries including Dick Foster Productions, Inc., Adrenaline MMA, Inc., Hats Holdings, Inc. amongst others all of which own and or control each of Sibling’s respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate.

Shareholder approval for this transaction has been obtained.

The Company’s long term plan is to operate within the entertainment industry.

Specifically, we plan to continue Sibling’s business as follows:

•	Purchase and exploitation of literary rights as well as investments in the production of both film and live-stage events including the following:

o
The management of Adrenaline MMA Inc. (“Adrenaline”) for the production and promotion of Mixed Martial Arts (“MMA”) Events. Adrenaline Global headed by Monte Cox intends to produce several fighting events over the next several years.

o
HATS! - A Musical for the Rest of Your Life” (“HATS!”) is based upon the women and spirit of Red Hat Society, Inc. (“RHS”). The musical premiered in Denver, Colorado at the New Denver Civic Theatre on October 7, 2006 and ran through December 31, 2006 and subsequently had two productions.: Harrah’s New Orleans Hotel & Casino (New Orleans) from January 25, 2007 to April 21, 2007; and the Royal George Theatre in Chicago, Illinois from April 20, 2007 to July 29, 2007. A license with Tampa Bay Performing Arts Center for the rights to produce HATS! throughout the State of Florida beginning January 1, 2008 for two years with an option to renew for an additional two years with the first production which ran from in the Jaeb Theatre January 24 - May 11, 2008

o
A license with Harrah’s Entertainment (Las Vegas) through Dick Foster Productions (a subsidiary of Sibling Theatricals, Inc.) to produce HATS! in Las Vegas scheduled for an open-ended run beginning January 12, 2008 and potentially other Harrah’s controlled venues.

o
License and production of additional companies of HATS! under Sibling Theatricals, Inc. wholly owned subsidiary Hats Holdings, Inc. through an exclusive licensing agreement with the RHS to develop and produce HATS! including sequels and future home video, pay-per-view events and DVD recordings.

o	Optimize revenue by licensing the HATS! trademarks and by selling HATS! Cast Album through Sibling Music, Inc..

o	Development of a new musical, subject to negotiations with the world-renowned comedian and entertainer Jerry Lewis, based upon his book “DEAN & ME,” a story of his life with Dean Martin.

o	The continued distribution and selling of the HATS! cast album through retail, theatrical venue and internet outlets and the production of additional cast albums of other future productions.

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

Results of Operations

For the three months ended March 31, 2008, the Company’s operations were limited to satisfying continuous public disclosure requirements, seeking our alternative business opportunities, and entering into an agreement with Sibling.

The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.

Net Loss

For the period from inception to March 31, 2008, the Company recorded a net loss of $4,158,163. The Company’s net loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2008 and cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to March 31, 2008.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $1,604 and 2,678,489 respectively as of March 31, 2008. These assets consist of an escrow with attorney of $1,000, a related party receivable of $2,676,884, and investments of $1. Net stockholders equity in the Company was $(174,032) at March 31, 2008.

The Company borrowed an aggregate of $51,450 as of March 31, 2008 from Sibling Entertainment Group, Inc. (“SEGI”) on several convertible promissory notes. The convertible promissory notes, as amended, bore interest of 10% per annum payable upon demand.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months and will have to seek further debt or equity financing to fund operations from shareholder loans or private equity placements. As of the time of this filing, the Company had completed a private offering in the aggregate of $2,555,000. The Company has no further current commitments or arrangements with respect to sources of funding. If additional funding becomes necessary, no assurances can be given that funding, if available would be available to the Company on acceptable terms. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

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

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended March 31, 2008 and 2007 included in this Form 10-QSB, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit which reached $4,158,163 as of March 31, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (i) obtaining debt funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans and grants from various financial

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4T. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

a)     Evaluation of disclosure controls and procedures.

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

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2008 and 2007.

(b)     Changes in internal controls over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable on June 1, 2008 (the “Maturity Date”) at an annual interest rate of 13% (the “Notes”). In the event that the Company does not undertake a new offering of debt or equity securities, or securities convertible into debt or equity securities, in the amount of no less than $6.0 million prior to the Maturity Date, the Notes shall be extended an additional year; however, the Notes shall bear interest at a rate of 15% per annum and payable quarterly. As of May 20, 2008, $79,950 is currently past due.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 32 this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of May 2008.

Sibling Entertainment Group Holdings, Inc.

May 20, 2008

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