Form 10-Q/A
period 2008-03-31
Sibling Entertainment Group Holdings, Inc.
filed 2008-05-23
CIK 1099728

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

(212) 414-9600
(Issuer’s telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2008: 13,074,066 shares of common stock.

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007	4
Statement of Operations for the three and three months ended March 31, 2008 and 2007 and the period December 28, 1988 (inception) to March 31, 2008 (unaudited)	5
Statement of Cash Flows for the three months ended March 31, 2008 and 2007 and the period December 28, 1988 (inception) to March 31, 2008 (unaudited)	6
Statement of Stockholder’s Equity (Deficit) for the period December 28, 1988 (inception) to March 31, 2008 (unaudited)	8
Notes to Financial Statements (unaudited)	11
ITEM 2. MANAGEMENT'S PLAN OF OPERATION	21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4T. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES	26
PART II.	28
ITEM 1. LEGAL PROCEEDINGS	28
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28
ITEM 5. OTHER INFORMATION	28
ITEM 6. EXHIBITS	28
SIGNATURES	29

INDEX TO EXHIBITS	30

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$—	$—
Escrow with Attorney	1,000	1,000
Deposits	604	604
Total current assets	1,604	1,604
Receivable from Related Party	2,676,884	2,594,170
INVESTMENT	1	1
TOTAL ASSETS	$2,678,489	$2,595,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$197,048	$105,889
Amounts due to a related party	222,154	194,233
Short-term Loan Payable, net of discount	2,433,319	2,257,190
Total current liabilities	$2,852,521	$2,557,312

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock , $0.0001 par value; 100,000 shares authorized; 13,074,066 issued and outstanding,	1,307	1,307
Additional paid-in capital	3,982,824	3,982,824
Deficit accumulated during the development stage	(4,158,163)	(3,945,668)
Total stockholder’s equity (deficit)	(174,032)	38,463
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$2,678,489	$2,595,775

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended, March 31,		Cumulative Amounts From December 28,1988 (Inception) to March 31,
	2008	2007	2008
General and administrative costs	$34,621	$60,655	$2,878,314
Recovery of consulting fees			(45,000)

Gain (Loss) from operations	(34,621)	(60,655)	(2,833,314)

Non-operating income (expense)
Interest income	83,039	-	251,382
Interest expense	(260,913)	(208,157)	(1,032,185)

Gain on forgiveness of debt			8,000
Write down of promissory notes			(552,046)

Net Loss	(212,495)	(268,812)	(4,158,163)

Loss per common share - basic and diluted	(0.02)	(0.02)

Weighted average common shares - basic and diluted	13,074,066	12.635,122

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

(b) Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance (i) accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and (ii) the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. The financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Sibling’s audited financial statements and notes thereto for the year ended December 31, 2007, included in Form 10-KSB filed with the SEC on May 16, 2008. In the opinion of management, the accompanying unaudited financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim period. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2008. The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

4 - Due to Related Parties

Related party payables consist of the following:

March 31, 2008

Due to a significant shareholder (a)	$86,768
Unsecured payable to a shareholder with no specific terms and due on demand (b)	—
Due to an officer (c)	—
Due to a company with a director in common (d)	135,386
$222,154

The following represents related party transactions paid or accrued during the three months ended March 31, 2008 and 2007.

	2008	2007
Consulting fees paid or accrued to a significant shareholder (a)	$10,500	$35,000
Rent paid or accrued to a shareholder (b)	—	3,000
Consulting fees paid or accrued to a director (d)	—	10,500
	$10,500	$48,500

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material affect on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material affect on the financial position and results of operations.

Going Concern

The Company’s auditors expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit which reached $4,158,163 as of March 31, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (i) obtaining debt funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans and grants from various financial

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s management did not assess the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 in accordance with a recognized framework, due to its lack of resources. However, we have identified what we believe to be material weaknesses.

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

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 30 this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 22nd day of May 2008.

Sibling Entertainment Group Holdings, Inc.

May 22, 2008

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