Form 10-Q
period 2008-09-30
Sibling Entertainment Group Holdings, Inc.
filed 2008-11-19
CIK 1099728

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2008: 13,074,066 shares of common stock.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheet as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Statement of Operations for the three and nine months ended September 30, 2008 and 2007 and the period December 28, 1988 (inception) to September 30, 2008 (unaudited)	5
Statement of Cash Flows for the nine months ended September 30, 2008 and 2007 and the period December 28, 1988 (inception) to September 30, 2008 (unaudited)	6
Statement of Stockholder’s Equity (Deficit) for the period December 28, 1988 (inception) to September 30, 2008 (unaudited)	8
Notes to Financial Statements (unaudited)	14
ITEM 2. MANAGEMENT'S PLAN OF OPERATION	21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITITEM 4T. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES	26
PART II.	28
ITEM 1. LEGAL PROCEEDINGS	28
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28
ITEM 5. OTHER INFORMATION	28
ITEM 6. EXHIBITS	28
SIGNATURES	29

INDEX TO EXHIBITS	30

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$—	—
Escrow with Attorney	1,000	1,000
Deposits	604	604
Total current assets	1,604	1,604
Receivable from Related Party	2,761,432	2,594,170
INVESTMENT	1	1
TOTAL ASSETS	$2,763,037	2,595,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$67,749	105,889
Amounts due to related parties	262,756	194,233
Short-term Loan Payable, net of discount	2,773,607	2,257,190
Total current liabilities	$3,104,112	2,557,312

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock , $0.0001 par value; 100,000 shares authorized; 13,074,066 issued and outstanding,	1,307	1,307
Additional paid-in capital	3,983,824	3,982,824
Deficit accumulated during the development stage	(4,326,207)	(3,945,668)
Total stockholder’s equity (deficit)	(341,076)	38,463
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$2,763,037	2,595,775

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Amounts From
	Three months ended,		Nine months ended,		December 28,1988
	September 30,		September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008

General and administrative costs	$21,497	$78,960	$75,622	$235,323	$2,919,315
Recovery of consulting fees	-	-	-	-	(45,000)

Gain (Loss) from Operations	(21,497)	(78,960)	(75,622)	(235,323)	(2,874,315)

Interest income	95,813	75,165	265,087	84,064	433,430
Interest expense	(97,702)	(397,815)	(570,004)	(679,201)	(1,341,276)
Gain on forgiveness of debt	-	-	-	-	8,000
Write down of promissory notes (note 7)	-	-	-	-	(552,046)

Net Loss	$(23,386)	$(401,610)	$(380,539)	$(830,460)	$(4,326,207)

Loss per common share - basic and diluted	$(0.00)	$(0.03)	$(0.03)	$(0.06)

Weighted average common shares -
basic and diluted	13,074,766	13,074,766	13,074,766	12,929,359

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended, September 30,		Cumulative Amounts From December 28,1988 (inception) to September 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	(380,538)	(830,460)	(4,326,207)
Adjustments to reconcile net loss to net cash (used in) operating activities:			—
Common stock issued for consulting fees	—	—	853,400
Common stock issued for services	—	—	70,830
Common stock issued for finance costs	—	—	187,500
Beneficial conversion feature on convertible debt	—	208,157	208,157
Amortization of debt discount	298,810	398,602	679,400
Common stock issued for organization costs	—	—	33
Interest accretion on related party notes	(248,924)	—	(415,221)
Common stock issued for other services	—	—	79,903
Gain on forgiveness of debt	—	—	(8,000)
Write down of promissory notes	—	—	552,047
Changes in non-cash working capital items	—	—	—
Accrued Receivable from Related Party	—	(84,012)	—
Accounts payable and accrued liabilities	129,088	(35,090)	682,122
Advances and deposits	—	(604)	(604)
Accrued and unpaid amounts due to related parties	100,489	202,459	261,054
Net cash used in operating activities	(101,075)	(70,768)	(1,175,585)

Net cash provided by (used in) investing activities:
Promissory notes	—	—	(550,000)
Proceeds from repayment of related party interest	101,075	—	228,150
Advances to related party	—	(2,550,000)	(2,555,000)
Loan to Smart Card Technologies Co. Ltd.	—	—	(600,000)
Net cash provided by (used in) investing activities	101,075	(2,550,000)	(3,476,850)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended, September 30,		Cumulative Amounts From December 28, 1988 (inception) to September 30,
Net cash provided by financing activities:	2008	2007	2008
Advances from related parties	—	89,050	656,568
Proceeds from loan/short term debt	—	2,550,000	3,235,000
Escrow Account	—	(1,000)	__
Loan Payable	—	—	—
Common stock issued for cash	—	—	760,867
Net cash provided by financing activities	—	2,620,423	4,652,435

NET INCREASE (DECREASE) IN CASH	—	(345)	—
CASH, BEGINNING OF PERIOD	—	345	—
CASH, END OF PERIOD	—	0	—

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 6)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
December 28, 1988 (Inception) to September 30, 2008

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
Balance at December 28, 1988 (date of inception)	—	—	—	—	—	—
Stock issued for organization costs	33,000	$33,000	$(32,967)	—	—	$33
Net loss	—	—	—	—	$(33)	(33)
Balances at December 31, 1988 to December 31, 1996	33,000	33,000	(32,967)	—	(33)	—

1,000 for 1 stock split	32,967,000	—	—	—	—	—
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	—	—	—
Stock issued for cash at $5.00 per share	20,000	2	99,998	—	—	100,000
Net loss	—	—	—	—	(80,025)	(80,025)
Balance at December 31, 1997	3,020,000	302	99,731	—	(80,058)	19,975

Stock issued for services at $0.10 per share	95,000	10	9,490	—	—	9,500
Stock issued for cash at $0.14 per share	52,800	5	7,795	$(2,722)	—	5,028
Net loss	—	—	—	—	(33,798)	(33,798)
Balance at December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	705

Net loss	—	—	—	—	(66,662)	(66,662)
Balance at December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,957)

The accompanying notes are an integral part of these financial statements.

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
2 for 1 stock split	3,167,800	317	(317)	—	—	—
Stock issued for consulting fees at $2.00 per share	320,000	32	639,968	—	—	640,000
Stock issued to settle trade payables at $2.00 per share	20,540	2	41,078	—	—	41,080
Stock issued for services at $2.00 per share	11,960	2	23,918	—	—	23,920
Stock issued per preemptive rights	192	—	17	—	—	17
Stock subscriptions received	—	—	—	2,722	—	2,772
Net loss	—	—	—	—	(1,018,914)	(1,018,914)
Balance at December 31, 2000	6,688,292	670	821,680	—	(1,199,432)	(377,082)

Stock issued for consulting fees and payables at $0.08 per share	687,500	68	54,932	—	—	55,000
Stock issued at $0.08 per share for rent payable	535,000	54	42,746	—	—	42,800
Net loss	—	—	—	—	(227,672)	(227,672)
Balance at December 31, 2001	7,910,792	792	919,358	—	(1,427,104)	(506,954)

1 for 10 reverse stock split	(7,119,708)	(713)	713	—	—	—
Stock subscribed for converted debts	—	—	—	641,953	—	641,953
Net loss	—	—	—	—	(180,733)	(180,733)
Balance at December 31, 2002	791,084	79	920,071	641,953	(1,607,837)	(45,734)

The accompanying notes are an integral part of these financial statements.

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
Stock issued for cash at $0.10 per share	280,000	28	27,972	—	—	28,000
Stock issued for converted debts	5,598,947	560	641,393	(641,953)	—	—
Stock issued for debt settlement at $0.20 per share	280,538	28	56,080	—	—	56,108
Stock issued for debt settlement at $0.20 per share	52,500	5	10,495	—	—	10,500
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	—	—	5,000
Net loss	—	—	—	—	(100,115)	(100,115)
Balance at December 31, 2003	7,053,069	705	1,661,006	—	(1,707,952)	(46,241)

Stock issued for debt settlement at $0.10 per share	735,782	73	73,505	—	—	73,578
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	—	—	5,000
Stock issued for services at $0.15 per share	65,000	6	9,744	—	—	9,750
Stock issued for debt settlement at $0.10 per share	86,000	9	8,591	—	—	8,600
Stock issued for debt settlement at $0.16 per share	277,314	28	44,717	—	—	44,745
Stock issued for cash at $0.35 per share	871,572	87	304,963	—	—	305,050
Subscriptions receivable	—	—	—	(35,000)	—	(35,000
Net loss	—	—	—	—	(447,411)	(447,411)
Balance at December 31, 2004	9,138,737	913	2,107,521	(35,000)	(2,155,363)	(81,929)

The accompanying notes are an integral part of these financial statements.

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
Stock issued for cash at $0.35 per share	914,288	91	319,909	—	—	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	—	—	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	—	—	25,000
Subscriptions received	—	—	—	35,000	—	35,000
Net loss	—	—	—	—	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	—	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	—	—	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	—	—	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	—	—	70,400
Stock issued for finance costs At $0.45 per share (Note 7)	300,000	30	134,970	—	—	135,000
Net loss	—	—	—	—	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	—	(3,095,229)	(233,127)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
Beneficial conversion feature on convertible debt	—	—	208,157	—	—	208,157
Stock issued for conversion of debt	1,097,361	110	219,362	—	—	219,472
Debt forgiveness - related party debt	—	—	16,000	—	—	16,000
Warrants Issued with Loans Payable	—	—	678,400	—	—	678,400
Net loss	—	—	—	—	(850,438)	(850,438
Balance at December 31, 2007	13,074,066	1,307	3,982,824	—	(3,945,668)	38,463
Value of warrants issued	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	(380,539)	(380,539)
Balance at Sept 30, 2008	13,074,066	1,307	3,983,824	—	(4,326,207)	(341,075)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2008

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

(b) Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance (i) accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and (ii) the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. The financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Sibling’s audited financial statements and notes thereto for the year ended December 31, 2007, included in Form 10-KSB filed with the SEC on May 6, 2008. In the opinion of management, the accompanying unaudited financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim period. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2008. The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $(4,326,207) since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

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
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 2 - Summary of Significant Accounting Policies (continued)

(e) Stock-Based Compensation (continued)

The modified prospective transition method requires that stock-based compensation expense be recorded for all new and non-vested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

3 - Related Party Receivable

In conjunction with a short-term financing, the amounts received were lent to a related party, Sibling Theatrical Inc. at an annual interest rate of 13% payable quarterly, modified to 15% as of June 1, 2008. As of September 30, 2008, the balance due was $2,761,431 including accrued interest income of $206,431.

4 - Due to Related Parties

Related party payables consist of the following:

September 30, 2008

Due to a significant shareholder (a)	$101,195
Unsecured payable to a shareholder with no specific terms and due on demand (b)	—
Due to an officer (c)	—
Due to a company with a director in common (d)	161,561
$262,756

The following represents related party transactions paid or accrued during the nine months ended September 30, 2008 and 2007.

	2008	2007
Consulting fees paid or accrued to a significant shareholder (a)	$31,500	$59,500
Rent paid or accrued to a shareholder (b)	—	—
Consulting fees paid or accrued to a director (d)	—	37,900
	$31,500	$97,300

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4 - Due to Related Parties (continued)

(a) At September 30, 2008, the amount of $ 101,195 was due to a significant shareholder for cash loans and interest, consulting fees and reimbursable expenses. As of September 30, 2008, the Company was indebted to this shareholder for cash loans of $21,600 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At September 30, 2008, the Company had accrued $4,156 of interest on the loans. The loans are unsecured and due on demand. If the loan is not paid in full from the proceeds of the Company’s next financing, the lender will also be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the loan. Overdue payments will bear interest at 12% per annum until paid.

At September 30, 2008, the Company was indebted $75,439 to this shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set terms of repayment.

In February of 2007, the Company issued 1,097,361 shares of restricted common stock with a value of $0.20 per share to this significant shareholder in settlement of an outstanding balance of $219,472 for loans, accrued interest on the loans, reimbursable expenses incurred on behalf of the Company and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature during the nine months ended September 30, 2007.

(b) On June 28, 2007, the sole paid officer resigned and was replaced by directors and officers of SEGI.

(c) At September 30, 2008, the amount of $ 161,561 was due to a company with a common director for loans, interest and reimbursable expenses. The Company was indebted to this related company for loans of $51,450 which bear interest at a rate of 10% per annum. At September 30, 2008, the Company had accrued $6,209 of interest on the loans. The loans are unsecured and due on demand. In addition, the Company owed $102,615 for reimbursable expenses, which bear no interest.

5 - Short-Term Notes Payable

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable in nine months from the date of borrowing at an annual interest rate of 13% through June 1, 2008, or at an annual interest rate of 15% if extended to June 1, 2009. In conjunction with this financing, the lenders received for each unit equal to $10,000, 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $1.00/share and 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $ 2.50/share. The warrants expire within five years of the loan. The value of these warrants using the Black-Sholes method was $678,400 and was recorded as a discount to the debt and is amortized over the life of the debt. Amortization of the debt discount of $0 and $298,810 was charged to interest expense during the three and nine months ending September 30, 2008. The fair value of the warrants were estimated using the following assumptions:

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6 - Income Taxes

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of September 30, 2008, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7 - Capital Stock

(a) Stock options

The Company has not issued any options on its common stock to date and has not recorded any stock-based compensation with respect to stock options.

(b) Stock issuances

For the period January 1, 2008 through September 30, 2008, the Company did not issue any new shares of common stock.

In February of 2007, the Company issued 1,097,361 shares at $.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expenses and consulting fees. The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature during the six months ended June 30, 2007.

Note 8 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine months ended September 30,
	2008	2007
Interest	$224,575	$—
Income taxes	$—	$—

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

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, Inc., in full satisfaction of the loan receivable. The Idea One, Inc. shares were received in the second quarter of 2006. As of September 30, 2008, these shares are recorded at $1.

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

o
Adrenaline MMA has also entered into two letters of agreement to acquire up to 80% of Extreme Challenge LLC (a fight promotions company) and Extreme Challenge Management LLC (a fighter management company), two companies founded and wholly owned by Monte Cox. Adrenaline MMA has also taken an option to purchase upon to 30% of Water Channel, Inc. (a cable television network for water related industries) and a letter of agreement with Water Channel, Inc. to take an equal ownership and interest in a second television network related to the mixed martial arts industry.

o
HATS! - A Musical for the Rest of Your Life” (“HATS!”) is based upon the women and spirit of Red Hat Society, Inc. (“RHS”). The musical premiered in Denver, Colorado at the New Denver Civic Theatre on October 7, 2006 and ran through December 31, 2006 and subsequently had three productions.: Harrah’s New Orleans Hotel & Casino (New Orleans) from January 25, 2007 to April 21, 2007; and the Royal George Theatre in Chicago, Illinois from April 20, 2007 to July 29, 2007; and Harrah’s Hotel & Casino (Las Vegas) from January 12, 2008 to June19, 2008 through Dick Foster Productions (a subsidiary of Sibling Theatricals, Inc.) A license with Tampa Bay Performing Arts Center for the rights to produce HATS! throughout the State of Florida beginning January 1, 2008 for two years with an option to renew for an additional two years with the first production which ran from in the Jaeb Theatre January 24 - May 11, 2008.

o
License and production of additional companies of HATS! under Sibling Theatricals, Inc. wholly owned subsidiary Hats Holdings, Inc. through an exclusive licensing agreement with the RHS to develop and produce HATS! including sequels and future home video, pay-per-view events and DVD recordings.

o	The further license of HATS! under Hats Holdings, Inc,. an exclusive licensing agreement with Samuel French, Inc. to coordinate, manage and license stock and amateur productions worldwide.

o	Optimize revenue by licensing the HATS! trademarks and by selling HATS! Cast Album through Sibling Music, Inc..

o	Development of a new musical, subject to negotiations with the world-renowned comedian and entertainer Jerry Lewis, based upon his book “DEAN & ME,” a story of his life with Dean Martin.

o	Development of a new musical, subject to negotiations to produce a new musical in New Orleans “WHITE NOISE.”

o	Development of a new musical, subject to negotiations to produce a new musical in New Orleans “WHITE NOISE” with Holly Way and Co beginning in New Orleans and for Broadway.

o	The continued distribution and selling of the HATS! cast album through retail, theatrical venue and internet outlets and the production of additional cast albums of other future productions.

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

Results of Operations

For the nine months ended September 30, 2008, the Company’s operations were limited to satisfying continuous public disclosure requirements, seeking our alternative business opportunities, and entering into an agreement with Sibling.

The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.

Net Loss

For the period from inception to September 30, 2008, the Company recorded a net loss of $4,326,207. The Company’s net loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2008 and cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to September 30, 2008.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $1,604 and $ 2,763,036 respectively as of September 30, 2008. These assets consist of an escrow with attorney of $1,000, a related party receivable of $2,761,431, and investments of $1. Net stockholders equity (deficit) in the Company was $ (341,076) at September 30, 2008.

The Company borrowed an aggregate of $51,450 as of September 30, 2008 from Sibling Entertainment Group, Inc. (“SEGI”) on several convertible promissory notes. The convertible promissory notes, as amended, bore interest of 10% per annum payable upon demand.

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

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended September 30, 2008 and 2007 included in this Form 10-Q, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditor’s, as of December 31, 2007, expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit which reached ($4,326,207) as of December 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (i) obtaining debt funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans and grants from various financial

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s management did not assess the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 in accordance with a recognized framework, due to its lack of resources. However, we have identified what we believe to be material weaknesses.

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30 December 31, 2007. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarter ended September 30, 2008.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable on June 1, 2008 (the “Maturity Date”) at an annual interest rate of 13% (the “Notes”). In the event that the Company does not undertake a new offering of debt or equity securities, or securities convertible into debt or equity securities, in the amount of no less than $6.0 million prior to the Maturity Date, the Notes shall be extended an additional year; however, the Notes shall bear interest at a rate of 15% per annum and payable quarterly. As of November 19, 2008, $218,607is currently past due.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 32 this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of November, 2008.

Sibling Entertainment Group Holdings, Inc.

November 19, 2008

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