Form 10-K
period 2008-12-31
Sibling Entertainment Group Holdings, Inc.
filed 2009-04-15
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________ .

Commission file number: 000-28311

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	76-027334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

333 Hudson Street, Suite 901, New York, NY  10013
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The registrant's total revenues for the year ended December 31, 2008 were $ 0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was $522,963 based on the average of the closing bid and asked prices for the common stock on April 14, 2009. Shares of common stock held by an executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates.  This determination of affiliate status is not a conclusive determination for other purposes.

On April14, 2009, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 13,074,766.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General.

As used herein the terms “Company,” “we,” “our”, and “us” refer to Sibling Entertainment Group Holdings, Inc., formerly Sona Development Corporation, a Texas corporation and its subsidiaries and predecessors.  The Company was incorporated under the laws of the State of Texas on December 28, 1988, as “Houston Produce Corporation” and we changed our name on May 14, 2007 to “Sibling Entertainment Group Holdings, Inc.” We have entered into an Agreement of Acquisition and Plan of Reorganization with Sibling Entertainment Group, Inc. (“Sibling”), at the time an unrelated party, to acquire Sibling’s four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. and their subsidiaries including Dick Foster Productions, Inc., Adrenaline MMA, Inc., Hats Holdings, Inc. amongst others.

The closing of the transaction is contingent upon the effectiveness of a Form S-4 registration statement with the SEC. The Form S-4 was filed on August 14, 2007 by Sibling Holdings and an amended Form S-4 will be required before further  review by the SEC.  If the transaction closes, our business will be that of Sibling, including the financing, producing and managing live-stage theatrical operations, mixed martial arts events, music, independent feature films, and theatrical real estate.

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

On May 20, 2004, and subsequently amended through November 14, 2005, we entered into a non-binding letter of intent with Idea One, Inc., (“Idea One”), a privately owned company involved in the development of alternative energy products through its 83% owned subsidiary, Advanced Technology Upgrading, Ltd. (“ATU”). ATU, which is located in Israel, has developed, tested and patented a rechargeable magnesium battery in conjunction with Bar Ilan Research and Development Company, Ltd., (“Birad”), based on technology acquired from Bar Ilan University. Idea One believes that the ATU magnesium battery exhibits many characteristics that are superior to existing battery systems, including a longer cycle, extended shelf life and higher energy density. The ATU battery is also environmentally friendly.

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

On June 28, 2006 we entered into Agreement of Acquisition and Plan of Reorganization (the “Agreement”) with Sibling Entertainment Group, Inc. (“Sibling”), an unrelated party at the time. The Agreement provides for the acquisition of Sibling’s subsidiaries. Sibling is an entertainment development and production company based in New York City.

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

Subsequent to our February 9, 2007 shareholders meeting, the SEC has advised us that we are required to file a Form S-4 registration statement with the SEC and have such S-4 registration statement declared effective by the SEC to close our transaction with Sibling Entertainment Group, Inc. The Form S-4 was filed on August 14, 2007 by the Company and due the passage of time an amended Form S-4 must be filed prior to further review by the SEC, or a new Form S-4 if the original filing has been declared abandoned by the SEC.

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

Since our inception in 1988, our operations have resulted in a continuation of losses and an accumulated deficit which reached $4,349,497 at December 31, 2008. During fiscal 2008, we recorded a net loss of $403,829. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we were required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission, including unaudited quarterly financial statements and year-end audited financial statements.

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

ITEM 2.           DESCRIPTION OF PROPERTY

The Company does not own any real or personal property.  We do not believe that we will need to obtain additional office space until such time as we have acquired certain subsidiaries of Sibling Entertainment Group, Inc. or some other business opportunity.  Currently, all office space and corporate records are provided at the offices of Sibling Entertainment Group, Inc.

ITEM 3.           LEGAL PROCEEDINGS

On December 29, 2008, Highlands Capital, Inc., a Colorado corporation, brought an action against Sibling Entertainment Group Holdings, Inc., Sibling Entertainment Group, Inc., Sibling Theatricals, Inc. and Mitchell Maxwell in the District Court, Denver County of Colorado, Case No. 2009CV537; Division: 1.  The Company has engaged Evans & McFarland, LLC in Denver, CO to act as litigation counsel for this matter.  The lawsuit involves issues related to Highlands Capital’s consulting services agreement with one or more of the Defendants and Highland Capital’s participation under the Company’s Series AA debentures and other loans and investments with the other defendants.  The Company obtained dismissal of several of the Plaintiff’s claims, leaving only a breach of contract claim pending against the Company.  The Company has since filed an answer and asserted various counterclaims against Highland Capital.  The Company and the other defendants will vigorously defend against this action.

On April 13, 2009, the Company was notified by counsel that Agnieska Golabek and Slawomir Wrobel have brought an action against Sibling Entertainment Group Holdings, Inc., Theatricals, Inc., Richfield Sports, LLC,  Worldwide MMA LLC, James Cardwell, Mitchell Maxwell and Richard Burnstein in their individual and corporate capacities in the District Court, Denver County of Colorado, Filing ID. 24570904 Division: 2.  To the best of the Company’s knowledge, the Complaint has not yet been served on any Defendants.  The lawsuit involves a loan, investment, and/or acquisition of an interest in Sibling Theatricals, Inc.’s mixed martial arts venture.  The plaintiffs in this action have no contractual or other relationship with the Company, and appear to have no grounds for bringing a legal action against the Company.  If served, the Company will most likely seek an immediate dismissal of the action against it.  The Company and other defendants are reviewing the complaint in more detail, and will vigorously defend against this action.

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

YEAR	QUARTER ENDING	HIGH	LOW
2009	March 31	$0.05	$0.04
2008	December 31	$0.25	$0.04
	September 30	$0.27	$0.15
	June 30	$0.38	$0.16
	March 31	$0.52	$0.14
2007	December 31	$1.85	$0.56
	September 30	$0.55	$0.28
	June 30	$0.82	$0.38
	March 31	$0.90	$0.31

Record Holders

As of December 31, 2008, there were 52 shareholders of record (based on our transfer agent list) holding a total of 13,074,766 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

During the 4th quarter of 2008, there were no sales of unregistered securities.

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2008.

Plan of Operation

The Company’s plan of operation for the coming year, as discussed above, is to close the definitive agreement with Sibling Entertainment Group Holdings, Inc., or, in the event that a definitive agreement is not closed, to identify and acquire an alternative business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each alternative opportunity on its merits.

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

Subsequent to our February 9, 2007 shareholders meeting, the SEC has advised us that we are required to file a Form S-4 registration statement with the SEC and have such S-4 registration statement declared effective by the SEC to close our transaction with Sibling Entertainment Group, Inc. We filed the Form S-4 registration statement on August 13, 2007.   The Form S-4 is still under review by the SEC and may be deemed abandoned after one year and a new Form S-4 may be required to be filed before further review by the SEC.  Based on the requirement to file an S-4 registration statement, we may change the structure of the transaction with Sibling Entertainment Group, Inc.

On May 14, 2007, the Company changed its name to Sibling Entertainment Group Holdings, Inc.

Specifically, upon the closing of the Agreement, we plan to continue Sibling’s business as follows:

•	Purchase and exploitation of literary rights as well as investments in the production of both film and live-stage events including the following:

•
“WHITE NOISE - A Cautionary Tale”  A theatrical musical developed and produced with Holly Way & Company and others through White Noise Productions Development LLC and White Noise Development LP to open in New Orleans with Le Petit Theatre Du Vieuz Carre during July 2009.   After a limited run, it is the intention to transfer the production to a Broadway stage in New York City.

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

•	A exclusive license with Samuel French, Inc. to manage and license all future production of HATS!

•	Optimize revenue by licensing the HATS! trademarks and by selling HATS! Cast Album through Sibling Music, Inc.

•	Development of a new musical, subject to negotiations, with the world-renowned comedian and entertainer Jerry Lewis, based upon his book “DEAN & ME,” a story of his life with Dean Martin.

•	The continued distribution and selling of the HATS! cast album through retail, theatrical venue and internet outlets and the production of additional cast albums of other future productions.

•	Strategic investments in third party theatrical productions.

•	Development of an independent film production business by leveraging the acquisition of SPI and its subsidiaries Sibling Pictures Fund, LLC.

•	Growing our management and consulting business with regional not-for-profit and professional theatre companies

•	Ongoing consulting to the management of the Denver Civic Theatre, Inc. (a not-for-profit organization, "DCT") for which our officers and directors serve as members of its board of directors.

•	Formation of alliances with companies that possess rights or agreements desired by us including an ongoing relationship with Sibling Entertainment, Inc.

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

Results of Operations

We do not expect to generate any significant revenues within the next twelve months of operation as we cannot anticipate when the Form S-4 will be declared effective and the Agreement will close. Further, in the event we do not acquire Sibling Entertainment Group, Inc., we will resume the process of identifying a favorable business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to these uncertainties, we do not expect any revenues until such time as a revenue producing acquisition is accomplished.

The Company’s net loss decreased from the prior year by approximately $450,000.  The decrease was primarily the result of the $2.5 million borrowing under debentures which resulted in interest expense of approximately $770,000 in 2007 which included approximately $590,000 in amortization of debt discounts.    Interest expense and related costs decreased this year.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to December 31, 2008.

Capital Resources and Liquidity

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $1,604 and total assets of $2,859,909 as of December 31, 2008. These assets consist primarily of a note receivable currently in default and the related accrued interest from Sibling Theatricals, Inc. , a related party of $2,858,304.   Stockholders deficit in the Company was $365,366 at December 31, 2008.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation” and “Description of Business”, with the exception of historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;

•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties related to the Company’s future business prospects with Idea One;

•	the ability of the Company to generate revenues to fund future operations;

•	the volatility of the stock market and;

•	general economic conditions.

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

Effect of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The impact of the adoption of SFAS 141R on our consolidated financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of SFAS 160 to be material.

In February 2008, the FASB issued Financial Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurement (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. We do not expect the impact of this adoption to be material.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to be material.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $ 3,223,671 at December 31, 2008 and has incurred losses of $4,349,497 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

ITEM 7.           FINANCIAL STATEMENTS

SONA DEVELOPMENT CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008

REPORT(S) OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM(S)

• For the Period Ending December 31, 2007 and 2008	PAGE 17

BALANCE SHEETS	PAGE 18

STATEMENTS OF OPERATIONS	PAGE 19

STATEMENTS OF CASH FLOWS	PAGE 21

STATEMENT OF STOCKHOLDERS’ DEFICIT	PAGE 23

NOTES TO FINANCIAL STATEMENTS	PAGE 26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ROSENBERG RICH BAKER BERMAN & COMPANY
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sibling Entertainment Group Holdings, Inc. (a Development Stage Company)

We have audited the accompanying balance sheets of Sibling Entertainment Group Holdings, Inc. (“the Company”) (a Development Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from inception (December 28, 1988) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sibling Entertainment Group Holdings, Inc. for the period from inception to December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us and in our opinion, insofar as it relates to amounts for the period from inception to December 31, 2006, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Entertainment Group Holdings, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/S/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 15. 2009

Sibling Entertainment Group Holdings, Inc.
(A Development Stage Company)
BALANCE SHEETS

	2008	2007
	$	$
ASSETS
CURRENT ASSETS
Cash	$-	$ -
Escrow with attorney	1,000	1,000
Deposits	604	604
Total current assets	1,604	1,604
Receivable from related party	2,858,304	2,594,170
Investments	1	1
TOTAL ASSETS	$2,859,909	$ 2,595,775

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$395,066	$ 105,889
Amounts due to related parties	275,209	194,233
Short-term Loans Payable, net of discount	2,555,000	2,257,190
Total current liabilities	$3,225,275	$ 2,557,312

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock , $0.0001 par value; 100,000,000 shares authorized;	$1,307	$1,307
13,074,66 issued and outstanding
Additional paid-in capital	3,982,824	3,982,824
Deficit accumulated during the development stage	(4,349,497)	(3,945,668)
Total stockholders’ equity (deficit)	$(365,366)	$ 38,463
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$2,859,909	$ 2,595,775

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	December 31,		Cumulative Amounts From December 28,1988 (inception to December 31,
	2008	2007	2008

General and administrative costs	$96,186	$245,463	$2,939,879
Recovery of consulting fees	-	-	(45,000)
Gain (Loss) from operations	$(96,186)	$(245,463)	$(2,894,879)

Non-operating income (expense)
Interest income	$361,958	$166,297	$530,301
Interest expense	(669,601)	(771,272)	(1,440,873)
Gain on forgiveness of debt	-	-	8,000
Write down of promissory notes	-	-	(552,046)

Net loss	$(403,829)	$(850,438)	$(4,349,407)

Loss per common share - basic and diluted	$(0.03)	$(0.07)

Weighted average common shares - basic and diluted	13,074,066	12,977,859

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GORUP HOLDINGS, INC.
(A Development Stage Company)

(A Development Stage Company)
STATEMENTS OF CASH FLOWS
December 28, 1988 ( Inception) to December 31, 2008

	December 31,		Cumulative Amounts From December 28, 1988 (inception) to December 31,
Common stock issued for organization costs	2008	2007	2008
OPERATING ACTIVITIES	$	$	$
Net loss	(403,829)	(850,438)	(4,349,497)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Common stock issued for consulting fees	-	-	853,400
Common stock issued for services	-	-	70,830
Common stock issued for finance costs	-	-	187,500
Beneficial conversion feature on convertible debt	-	208,157	208,157
Amortization of debt discount	297,810	380,590	679,400
Common stock issued for organization costs	-	-	33
Interest accretion on related party notes	(361,958)	(166,297)	(530,446)
Common stock issued for other services	-	-	79,903
Gain on forgiveness of debt	-	-	(8,000)
Write down of promissory notes	-	-	552,047
Changes in non-cash working capital items	-	-	-
Accounts payable and accrued liabilities	289,177	103,039	724,826
Advances and deposits	-	(604)	(604)
Accrued and unpaid amounts due to related parties	80,975	108,683	356,867
Net cash used in operating activities	(97,825)	(216,870)	(1,175,585)
Net cash used in investing activities:
Promissory notes	-	-	(550,000)
Proceeds from repayment of related party interest	97,825	127,075	127,075
Advances to related party	-	(2,555,000)	(2,555,000)
Loan to Smart Card Technologies Co. Ltd.	-	-	(600,000)
Net cash used in investing activities	97,825	(2,427,925)	(3,476,850)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (continued)
December 28, 1988 ( Inception) to December 31, 2008

	December 31,		Cumulative Amounts From December 28, 1988 (inception) to December 31,
Net cash provided by financing activities:	2007	2006	2008
Advances from related parties	-	89,450	656,568
Proceeds from loans/short term debt	-	2,555,000	3,235,000
Common stock issued for cash	-	-	760,867
Net cash provided by financing activities	-	2,644,450	4,652,435
NET INCREASE (DECREASE) IN CASH	(0)	(345)	(0)
CASH, BEGINNING OF PERIOD	(0)	345	(0)
	-	-	-
CASH, END OF PERIOD	(0)	(0)	(0)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
December 28, 1988 ( Inception) to December 31, 2008

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
December 28, 1988 ( Inception) to December 31, 2008

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
December 28, 1988 ( Inception) to December 31, 2008

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$
Stock issued for cash at $0.35 per share	914,288	91	319,909	-	-	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	-	-	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	-	-	25,000
Subscriptions received	-	-	-	35,000	-	35,000
Net loss	-	-	-	-	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	-	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	-	-	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	-	-	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	-	-	70,400
Stock issued for finance costs at $0.45 per share (Note 7)	300,000	30	134,970	-	-	135,000
Net loss	-	-	-	-	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	-	(3,095,229)	(233,127)
Beneficial conversion feature on convertible debt			208,157			208,157
Stock issued for conversion of debt	1,097,361	110	219,362			219,472
Debt forgiveness-related party debt			16,000			16,000
Warrants Issued with Loans Payable			678,400			678,400
Net Loss					(850,438)	(927,808)
Balance at December 31. 2007	13,074,066	1,307	3,982,824		(3,945,668)	38,463
Net Loss					(403,829)	(403,829)
Balance at December 31. 2008	13,074,066	1,307	3,982,824		(4,349,497)	(365,366)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $4,349,497 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures and other loans, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. On June 1, 2009, the Company has $2,555,000 of principal due on the Series AA debentures including approximately $316,316 of accrued interest and as of December 31, 2008  and additional accrued interest of $159,688 the remainder of the term of the debentures.  The collectability of outstanding notes receivable by related parties cannot be guaranteed.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Note 2 - Summary of Significant Accounting Policies continued

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

(e) Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (SFAS 123R). Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. Further, to the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

(g) Recent Accouting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The impact of the adoption of SFAS 141R on our consolidated financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of SFAS 160 to be material.

In February 2008, the FASB issued Financial Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurement (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. We do not expect the impact of this adoption to be material.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to be material.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 3 - Due to Related Parties
Related party payables consist of the following:

	December 31,
	2008	2007

Due to a significant shareholder (a)	$123,106	$74,833
Unsecured payable to a shareholder with no specific terms and due on demand (b)	-	-
Due to a company with a director in common (d)	152,103	119,400

	$275,209	$194,233

The following represents related party transactions paid or accrued during the years ended December 31, 2008 and 2007.

	2008	2007
Consulting fees paid or accrued to a director (c)	$-	$37,900

Consulting fees paid or accrued to a significant shareholder (a)	42,000	42,000

Rent paid or accrued to (forgiven by) a shareholder (b)	-	(16,000)

	$42,000	$63,900

The above transactions are in the normal course of operation.

(a) The amounts due to related parties at December 31, 2008 of $ 123,106 (2007 - $74,833) are due to a significant shareholder for cash loans, consulting fees and reimbursable expenses. The Company is indebted to this significant shareholder for cash loans of $21,600 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At December 31, 2008, the Company had accrued $4,700 of interest on the loans. The loans are unsecured and due on demand. Overdue payments will bear interest at 12% per annum until paid. In February 2007, the Company issued 1,097,361 shares of common stock in settlement of an obligation of $219,472 for consulting fees, loans and expenses due to this significant shareholder.

At December 31, 2008, the Company was also indebted 96,806 to this significant shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set term of repayment.

(b) In May of 2005, the Company entered into an agreement with a shareholder for office rent and expenses at $1,000 per month. During the year ended December 31, 2007, the balance due of $16,000 to this shareholder was forgiven and recorded as additional paid-in capital.

(c) On December 1, 1999, the Company entered into a consulting agreement with the Company’s then sole officer and director, Nora Corraco. The agreement had an automatic renewal provision unless terminated by either party. On June 28, 2007, Ms. Corraco resigned and in fiscal 2007, the Company incurred $37,900  in consulting fees to this director.  Subsequently, the new officers and directors have not received any fees, salary or compensation from the Company in either years ending 2007 and 2008 and derive all compensation from Sibling Entertainment Group, Inc.

(d) The amounts are due to Sibling Theatricals, Inc. (“STI”), a company with directors in common, at December 31, 2008 and 2007 of $152,103 and $119,400 due for cash loans, interest and expenses paid on behalf of the Company. The Company is indebted for cash loans of $51,450 which bear interest at a rate of 10% per annum. At December 31, 2008, the Company had accrued $7,554 of interest on the loans. The loans are unsecured and due on demand.

At December 31, 2008, the Company was also indebted $93,099 to STI for expenses paid on its behalf. This additional debt bears no interest and has no set term of repayment.

Related Party Receivable

In conjunction with the short-term financing  under Series AA debentures, the amounts received were in turn lent to a related party, Sibling Theatrical Inc. at an annual interest rate of 13% the interest rate increased to 15% during the Extended period between June 1, 2008 and June 1, 2009.  The notes were receivable 6 months after each borrowing.  As of December 31, 2008, a total of $2,594,170 was due from Sibling Theatrical Inc. representing notes of $2,555,000 and accrued interest of $303,303.05 (net of interest payments received of $97,825).   Sibling Theatricals, Inc. is currently in default of interest payments and the repayment of these notes cannot be guaranteed prior to the end of the term of June 1, 2009..

Note 4 - Short-Term Notes Payable

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable in six months from the date of borrowing at an annual interest rate of 13%.  In conjunction with this financing, the lenders received for each unit equals to $10,000, 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $1 per share and 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $2.50 per share.  The warrants expire within five years of the loan. The value of these warrants using the, Black-Scholes method, was $678,400  and was recorded as a discount to the debt and is amortized over the life of the debt.  Amortization of the debt discount of $380,590 was charged to interest expense during the period ended December 31, 2007 and $298,810 was charged to interest expense during the period ended December 31, 2008.  The fair value of the warrants was estimated using the following assumptions:

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

The Company is in default on the debentures noted above.  The interest rate upon default was increased to 15% and the accrued balance due for interest as of December 31, 2008 was $316,316.   The Company is working with the debenture holders to extend the notes for one or more years, but no such extension has been granted.

Note 5 - Income Taxes

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of December 31, 2008, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Note 6 - Capital Stock

(a) Stock options

The Company has not issued any options on its common stock to date and has not recorded any stock-based compensation with respect to stock options.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Note 6 - Capital Stock  = continued

(b) Stock issuances

For the period April 1, 2007 though December 31, 2008, the Company did not issue any new shares of common stock.

In February 2007, the company issued 1,097,361 shares at $0.20 per share to a significant shareholder in settlement of an outstanding balance of $219,472 for cash loans, accrued interest, reimbursable expense and consulting fees.  The settlement resulted in a charge to interest expense of $208,157 as a result of a beneficial conversion feature.

Note 7 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for 2008 and 2007 are as follows:

	2008	2007
Interest	$133,575	$127,075

Income taxes	-	-

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
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

Note 10 - Legal Proceedings

On December 29, 2008, Highlands Capital, Inc., a Colorado corporation, brought an action against Sibling Entertainment Group Holdings, Inc., Sibling Entertainment Group, Inc., Sibling Theatricals, Inc. and Mitchell Maxwell in the District Court, Denver County of Colorado, Case No. 2009CV537; Division: 1.  The Company has engaged Evans & McFarland, LLC in Denver, CO to act as litigation counsel for this matter.  The lawsuit involves issues related to Highlands Capital’s consulting services agreement with one or more of the Defendants and Highland Capital’s participation under the Company’s Series AA debentures and other loans and investments with the other defendants.  The Company obtained dismissal of several of the Plaintiff’s claims, leaving only a breach of contract claim pending against the Company.  The Company has since filed an answer and asserted various counterclaims against Highland Capital.  The Company and the other defendants will vigorously defend against this action.

On April 13, 2009, the Company was notified by counsel that Agnieska Golabek and Slawomir Wrobel have brought an action against Sibling Entertainment Group Holdings, Inc., Theatricals, Inc., Richfield Sports, LLC,  Worldwide MMA LLC, James Cardwell, Mitchell Maxwell and Richard Burnstein in their individual and corporate capacities in the District Court, Denver County of Colorado, Filing ID. 24570904 Division: 2.  To the best of the Company’s knowledge, the Complaint has not yet been served on any Defendants.  The lawsuit involves a loan, investment, and/or acquisition of an interest in Sibling Theatricals, Inc.’s mixed martial arts venture.  The plaintiffs in this action have no contractual or other relationship with the Company, and appear to have no grounds for bringing a legal action against the Company.  If served, the Company will most likely seek an immediate dismissal of the action against it.  The Company and other defendants are reviewing the complaint in more detail, and will vigorously defend against this action.

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2007, the Company dismissed Dale Matheson Carr-Hilton Labonte LLP (Dale Matheson), as its independent registered public accounting firm.  The Company hired Rosenberg Rich Baker Berman & Co. (Rosenberg) as its new independent registered public accounting firm.  During the two prior fiscal years ending December 31, 2005 and 2006 and the subsequent interim period through May 3, 2007, the Company and Dale Matheson did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company did not have any disagreements with Rosenberg regarding accounting or financial disclosure.

ITEM 8A.           CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

ITEM 8B.           OTHER INFORMATION

None.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)
Mitchell Maxwell	56	Chairman of the Board of Directors Chief Executive Officer

Victoria Maxwell	45	Director

James Cardwell	49	Director
		Chief Financial Officer
Richard Bernstein	55	Director

Nora Coccaro (*)	51	Former Chief Executive Officer, Chief
		Financial Officer, Principal
		Accounting Officer and Director

(*) Nora Coccaro resigned as President, Chief Executive Officer, Principal Accounting Officer and Director effective June 28, 2007.  Ms. Coccaro did not resign as a result of any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

Mitchell Maxwell was appointed Chairman of the Board of Directors on February 9, 2007 and President and Chief Executive Officer as of June 28, 2007. Mr. Maxwell has been involved in the entertainment business for over twenty five year and has produced seven Broadway shows, twenty seven Off-Broadway shows, four national tours, three West End shows and five independent films.  He is currently President of Sibling Entertainment Group, Inc. and Chairman of the Denver Civic Theatre, Inc.

Mr. Maxwell attended Tufts University where he is currently an adjunct professor.

Victoria Maxwell was appointed a Director on February 9, 2007.  Ms. Maxwell has over twenty years in the entertainment business.  Ms. Maxwell has produced numerous theatre and film projects and con-founded three entertainment companies. She has collaborated on many projects with her brother, Mitchell Maxwell, and is co-founder and Vice President of Sibling Entertainment Group, Inc.  Ms. Maxwell is a member of the Board of Directors of the Denver Civic Theatre, Inc.

James “Jay” Cardwell was appointed a Director on February 9, 2007 and became the Chief Financial Officer as of June 28, 2007.   Mr. Cardwell has been the Chief Financial Officer and Chief Operating Officer of Sibling Entertainment Group, Inc since 2004.  He is also the Executive director and Board Member of the Denver Civic Theatre, Inc.   Before joining Sibling Entertainment Group, Inc. Mr. Cardwell was the Deputy Director (1999-2001) of the National Jazz Museum in Harlem.  Previously, Mr. Cardwell was a consultant to Denstu, Inc. which provided consulting services to the theatrical industry and a producer of the original New York musical production of NUNSENSE.  Mr. Cardwell started his career as a CPA with Arthur Andersen in St. Louis, MO.

Richard Bernstein is a veteran of the entertainment industry with over 20 years experience as a artist manager, booking agent, record producer, and a theatrical stage producer.  Mr. Bernstein is President of Bernstein Entertainment Corporations and the Denver Civic theatre and is a member of the American Society of Composer, Authors and Publishers.  Mr. Bernstein has been a Director of Sibling Entertainment Group, Inc. since 2006.

Compensation of Directors

The Company’s directors and officers are not currently compensated for their services as directors or officers of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company original incorporated its Code of Ethics in Form 10K filed with the SEC on March 30, 2004 and referenced as Exhibit 14 to this Form 10-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of an individuals or entities who during the period ended December 31, 2008, were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.           EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2008, 2007 and 2006. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

	Summary Compensation Table

		Long Term Compensation			Annual Compensation
					Awards		Payouts
Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	LTIP payouts	All Other Compensation
		($)	($)	($)	($)	SARs(#)	($)	($)
Nora Coccaro,	2007	$-	-	-	$-	-	-	-
chief executive	2006	54,500	-	-	56,000	-	-	-
and financial	2005	47,949	-	-	5,000	-	-	-
officer, and
Director

Note: On June 28, 2007, Nora Coccaro resigned and the new officers and directors are not compensated by the Company for their services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of December 31, 2008, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2008, there were 13,074,066 shares of common stock issued and outstanding.

Title of Class	Name and Address	Number of Shares	% of Class

Common	Nora Coccaro	19,250	0.15%
	Chief Executive and Financial Officer, and Director
	1066-2610 West Hastings Street, Vancouver, British
	Columbia Canada V6E 2K3

Common	Michael Baybak	4,778,576	36.55%%
	2110 Drew Street, Suite 200
	Clearwater, Florida 33765

Former executive officers and directors as a group (1)		19,250	0.15%

Current executive officers and directors as a group (4)		-	0.00%

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Amounts at December 31, 2008 of 112,303  (2007 - $74,833)are due to Michael Baybak, a significant shareholder, for cash loans, consulting fees and reimbursable expenses. The Company is indebted to this significant shareholder for cash loans of $21,600 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At December 31, 2008, the Company had accrued $4,700 of interest on the loans. The loans are unsecured and due on demand. Overdue payments will bear interest at 12% per annum until paid. In February 2007, the Company issued 1,097,361 shares of common stock in settlement of an obligation of $219,472 for consulting fees, loans and expenses due to this significant shareholder.  At December 31, 2008, the Company was also indebted in the amount of $86,003 to this significant shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set term of repayment.

In May of 2005, the Company entered into an agreement with Michael Baybak, a shareholder, for office rent and expenses at $1,000 per month. During the year ended December 31, 2008, the balance due of $16,000 to this shareholder was forgiven and recorded as additional paid-in capital.

On December 1, 1999, the Company entered into a consulting agreement with the Company’s then sole officer and director, Nora Corraco. The agreement has had an automatic renewal provision unless terminated by either party. On June 28, 2007, Ms. Corraco resigned and in fiscal 2007, the Company incurred $37,900 (2005 - $110,500) in consulting fees to this director.  Subsequently, the new officers and directors have not received any fees, salary or compensation from the Company in either years ending 2007 and 2008 and derive all compensation from Sibling Entertainment Group, Inc.

Amounts are due to Sibling Theatricals, Inc. (“STI”), a company with directors in common, at December 31, 2008 of $145,103 due for cash loans, interest and expenses paid on behalf of the Company. The Company is indebted for cash loans of $51,450 which bear interest at a rate of 10% per annum. At December 31, 2008, the Company had accrued $7,554 of interest on the loans. The loans are unsecured and due on demand.

At December 31, 2008, the Company was also indebted $91,813 to STI for expenses paid on its behalf. This additional debt bears no interest and has no set term of repayment.

In conjunction with the short-term financing under Series AA debentures, the amounts received were lent to a related party, Sibling Theatrical Inc. at an annual interest rate of 13%.  The notes were due 6 months after each borrowing.  As of December 31, 2008, a total of $2,594,170 was due from Sibling Theatrical Inc. representing notes of $2,555,000 and accrued interest of $ $39,170 (net of interest payments received of $127,075).

ITEM 13.           EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on Page 40 of this Form 10-K, which is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Rosenberg, Rich, Baker, Berman & Company provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2007 and 2008.  The aggregate fees billed by Rosenberg, Rich, Baker, Berman & Company for the review and audit of the Company’s quarterly and annual financial statements was approximately  $20,815 and $16,200, respectfully.

Audit Related Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company no fees in 2007 and 2008 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above; and

Tax Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company no fees in 2007 and $2,500 in 2008 for professional tax services rendered; and

All Other Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company no fees in 2007 and 2008 for other professional services rendered or any other services not disclosed above; and

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Rosenberg, Rich, Baker, Berman & Company as detailed above were pre-approved by the Company’s board of directors. The Company’s independent auditors, Rosenberg, Rich, Baker, Berman & Company performed all work using only their own full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May, 2008.

Sibling Entertainment Group Holdings, Inc.

/s/ Mitchell Maxwell, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitchell Maxwell	Director Chief Executive Officer	April 15, 2009
Mitchell Maxwell

/s/ James Cardwell	Director Chief Financial Officer	April 15, 2009
James Cardwell

/s/ Richard Bernstein	Director	April 15, 2009
Richard Bernstein

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company
3(i)(b)	*	Amended Articles of Incorporation of the Company
3(i)(c)	**	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.
3(iii)	*	Bylaws of the Company
14	***	Code of Ethics dated March 1, 2004.
31.1	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    * Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000.

  ** Incorporated by reference from the Form 10K filed with the Commission on April 3, 2003.

*** Incorporated by reference from the Form 10K filed with the Commission on March 30, 2004.