Form 10-Q
period 2009-03-31
Sibling Entertainment Group Holdings, Inc.
filed 2009-05-21
CIK 1099728

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

☐       Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to              ..

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
Yes      ☑              No      ☐

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of May 20, 2009 was 13,074,066.

TABLE OF CONTENTS

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEET

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$—
Escrow with Attorney	1,000	1,000
Deposits	604	604
Total current assets	1,604	1,604
Receivable from Related Party	2,954,116	2,858,304
INVESTMENT	1	1
TOTAL ASSETS	$2,955,721	$2,859,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$505,955	$395,066
Amounts due to a related party	287,625	275,209
Short-term Loan Payable, net of discount	2,555,000	2,555,000
Total current liabilities	$3,348,580	$3,225,275

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock , $0.0001 par value; 100,000,000 shares authorized; 13,074,066 issued and outstanding,	$1,307	$1,307
Additional paid-in capital	3,982,824	3,982,824
Deficit accumulated during the development stage	(4,376,990)	(4,349,497)
Total stockholder’s equity (deficit)	(392,859)	(365,366)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$2,955,721	$2,859,909

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended, March 31,		Cumulative Amounts From December 28,1988 (Inception) to March 31,
	2009	2008	2009
General and administrative costs	$25,604	$34,621	$2,965,483
Recovery of consulting fees			(45,000)

Gain (Loss) from operations	(25,604)	(34,621)	(2,920,483)

Non-operating income (expense)
Interest income	95,813	83,039	626,114
Interest expense	(97,702)	(260,913)	(1,538,575)

Gain on forgiveness of debt			8,000
Write down of promissory notes			(552,046)

Net Loss	(27,493)	(212,495)	(4,376,990)

Loss per common share - basic and diluted	(.00)	(0.02)

Weighted average common shares - basic and diluted	13,074,066	13,074,066

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,		Cumulative Amounts From December 28,1988 (inception) to March 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	(27,493)	(212,495)	(4,376,990)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued for consulting fees	—	—	853,400
Common stock issued for services	—	—	70,830
Common stock issued for finance costs	—	—	187,500
Beneficial conversion feature on convertible debt	—	—	208,157
Amortization of debt discount	—	177,129	679,400
Common stock issued for organization costs	—	—	33
Interest accrection on related party notes	(95,813)	(86,289)	(626,259)
Common stock issued for other services	—	—	79,903
Gain on forgiveness of debt	—	—	(8,000)
Write down of promissory notes	—	—	552,047
Changes in non-cash working capital items	—	—	—
Accounts payable and accrued liabilities	110,890	90,159	835,716
Advances and deposits	—	—	(604)
Accrued and unpaid amounts due to related parties	12,416	27,921	369,283

Net cash used in operating activities	(0)	(3,575)	(1,175,584)

Net cash used investing activities:
Promissory notes	—	—	(550,000)
Proceeds from repayment of related party interest	—	3,575	228,150
Advances to related party	—	—	(2,555,000)
Loan to Smart Card Technologies Co. Ltd.	—	—	(600,000)
Net cash used in investing activities	0	3,575	(3,476,850)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,		Cumulative Amounts From December 28, 1988 (inception) to March 31,
	2009	2008	2009
Advances from related parties	—	—	656,568
Proceeds from loan/short term debt	—	—	3,235,000
Escrow Account	—	—	—
Common stock issued for cash	—	—	760,867
Net cash provided by financing activities	—	—	4,652,435

NET INCREASE (DECREASE) IN CASH	—	—	—
CASH, BEGINNING OF PERIOD	—	—	—
CASH, END OF PERIOD	—	—	—

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 6)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
December 28, 1988 (Inception) to March 31, 2009

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
Balance at December 28, 1988 (date of inception)	—	—	—	—	—	—
Stock issued for organization costs	33,000	$33,000	$(32,967)	—	—	$33
Net loss	—	—	—	—	$(33)	(33)
Balances at December 31, 1988 to December 31, 1996	33,000	33,000	(32,967)	—	(33)	—

1,000 for 1 stock split	32,967,000	—	—	—	—	—
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	—	—	—
Stock issued for cash at $5.00 per share	20,000	2	99,998	—	—	100,000
Net loss	—	—	—	—	(80,025)	(80,025)
Balance at December 31, 1997	3,020,000	302	99,731	—	(80,058)	19,975

Stock issued for services at $0.10 per share	95,000	10	9,490	—	—	9,500
Stock issued for cash at $0.14 per share	52,800	5	7,795	$(2,722)	—	5,028
Net loss	—	—	—	—	(33,798)	(33,798)
Balance at December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	705
Net loss	—	—	—	—	(66,662)	(66,662)
Balance at December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,957)

2 for 1 stock split	3,167,800	317	(317)	—	—	—
Stock issued for consulting fees at $2.00 per share	320,000	32	639,968	—	—	640,000
Stock issued to settle trade payables at $2.00 per share	20,540	2	41,078	—	—	41,080
Stock issued for services at $2.00 per share	11,960	2	23,918	—	—	23,920
Stock issued per preemptive rights	192	—	17	—	—	17
Stock subscriptions received	—	—	—	2,722	—	2,772
Net loss	—	—	—	—	(1,018,914)	(1,018,914)
Balance at December 31, 2000	6,688,292	670	821,680	—	(1,199,432)	(377,082)

					Deficit Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total

Stock issued for consulting fees and payables at $0.08 per share	687,500	68	54,932	—	—	55,000
Stock issued at $0.08 per share for rent payable	535,000	54	42,746	—	—	42,800
Net loss	—	—	—	—	(227,672)	(227,672)
Balance at December 31, 2001	7,910,792	792	919,358	—	(1,427,104)	(506,954)

1 for 10 reverse stock split	(7,119,708)	(713)	713	—	—	—
Stock subscribed for converted debts	—	—	—	641,953	—	641,953
Net loss	—	—	—	—	(180,733)	(180,733)
Balance at December 31, 2002	791,084	79	920,071	641,953	(1,607,837)	(45,734)

Stock issued for cash at $0.10 per share	280,000	28	27,972	—	—	28,000
Stock issued for converted debts	5,598,947	560	641,393	(641,953)	—	—
Stock issued for debt settlement at $0.20 per share	280,538	28	56,080	—	—	56,108
Stock issued for debt settlement at $0.20 per share	52,500	5	10,495	—	—	10,500
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	—	—	5,000
Net loss	—	—	—	—	(100,115)	(100,115)
Balance at December 31, 2003	7,053,069	705	1,661,006	—	(1,707,952)	(46,241)

Stock issued for debt settlement at $0.10 per share	735,782	73	73,505	—	—	73,578
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	—	—	5,000
Stock issued for services at $0.15 per share	65,000	6	9,744	—	—	9,750
Stock issued for debt settlement at $0.10 per share	86,000	9	8,591	—	—	8,600
Stock issued for debt settlement at $0.16 per share	277,314	28	44,717	—	—	44,745
Stock issued for cash at $0.35 per share	871,572	87	304,963	—	—	305,050
Subscriptions receivable	—	—	—	(35,000)	—	(35,000)
Net loss	—	—	—	—	(447,411)	(447,411)
Balance at December 31, 2004	9,138,737	913	2,107,521	(35,000)	(2,155,363)	(81,929)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total

Stock issued for cash at $0.35 per share	914,288	91	319,909	—	—	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	—	—	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	—	—	25,000
Subscriptions received	—	—	—	35,000	—	35,000
Net loss	—	—	—	—	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	—	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	—	—	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	—	—	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	—	—	70,400
Stock issued for finance costs At $0.45 per share (Note 7)	300,000	30	134,970	—	—	135,000
Net loss	—	—	—	—	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	—	(3,095,229)	(233,127)

Beneficial conversion feature on convertible debt	—	—	208,157	—	—	208,157
Stock issued for conversion of debt	1,097,361	110	219,362	—	—	219,472
Debt forgiveness - related party debt	—	—	16,000	—	—	16,000
Warrants Issued with Loans Payable	—	—	678,400	—	—	678,400
Net loss	—	—	—	—	(850,438)	(850,438)
Balance at December 31, 2007	13,074,066	1,307	3,982,824	—	(3,945,668)	38,463
Net loss	—	—	—	—	(403,829)	(403,829)
Balance at December 31, 2008	13,074,066	1,307	3,982,824	—	(4,349,497)	(365,366)
Net loss	—	—	—	—	(27,493)	(27,493)
Balance at March 31, 2009	13,074,066	1,307	3,982,824	—	(4,376,990)	(392,859)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2009

1 - Organization and Basis of Presentation

(a) Organization

Sibling Entertainment Group Holdings, Inc., formerly Sona Development Corp. (the “Company”) was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America On December 28, 2002, the Company changed its name to Sona Development Corp. The Company is currently pursuing a potential merger with Sibling Entertainment Group, Inc. ("Sibling"), an entertainment development and a production company based in New York City, as described in Note 10. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

(b) Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and (ii) the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. The financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Sibling’s audited financial statements and notes thereto for the year ended December 31, 2008, included in Form 10-K filed with the SEC on April 15, 2009. In the opinion of management, the accompanying unaudited financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim period. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2009. The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $4,376,990 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

On June 1, 2009, the Company has $2,555,000 of principal due on the Series AA debentures including approximately $412,128 of accrued interest and as of March 31, 2009 and additional accrued interest of $63,875 the remainder of the term of the debentures.  The collectability of outstanding notes receivable by related parties cannot be guaranteed.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Note 2 - Summary of Significant Accounting Policies - (d) Stock-Based Compensation continued

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

3 - Related Party Receivable

In conjunction with a short-term financing, the amounts received were lent to a related party, Sibling Theatrical Inc. at an annual interest rate of 15% payable quarterly. As of March 31, 2009, the balance due was $2,954,116 including accrued interest income of $399,116.

4 - Due to Related Parties

Related party payables consist of the following:
	March 31, 2008	December 31, 2008
Due to a significant shareholder (a)	$123,374	$123,106
Unsecured payable to a shareholder with no specific terms and due on demand (b)	—	—
Due to an officer (c)	—	—
Due to a company with a director in common (d)	164,251	$152,103
	$287,625	$275,209

The following represents related party transactions paid or accrued during the three months ended March 31, 2009 and 2008.

	2009	2008
Consulting fees paid or accrued to a significant shareholder (a)	$10,500	$10,500
Rent paid or accrued to a shareholder (b)	—	—
Consulting fees paid or accrued to a director (d)	—	—
	$10,500	$10,500

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(a) At March 31, 2009, the amount of $123,374 was due to a significant shareholder for cash loans and interest, consulting fees and reimbursable expenses. As of March 31, 2009, the Company was indebted to this shareholder for cash loans of $21,600 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At March 31, 2009, the Company had accrued $5,244of interest on the loans. The loans are unsecured and due on demand. If the loan is not paid in full from the proceeds of the Company’s next financing, the lender will also be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the loan. Overdue payments will bear interest at 12% per annum until paid.

Note 4 - Due to Related Parties continued

At March 31, 2009, the Company was indebted $96,530 to this shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set terms of repayment.

(b) At March 31, 2009, the amount of $164,251 was due to a company with a common director for loans, interest and reimbursable expenses. The Company was indebted to this related company for loans of $51,450 which bear interest at a rate of 10% per annum. At March 31, 2009, the Company had accrued $8,841 of interest on the loans. The loans are unsecured and due on demand. In addition, the Company owed $103,960 for reimbursable expenses, which bear no interest.

5 - Short-Term Notes Payable

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable in six months from the date of borrowing at an annual interest rate of 13% through June 1, 2008, or at an annual interest rate of 15% if extended to June 1, 2009. In conjunction with this financing, the lenders received for each unit equal to $10,000, 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $1.00/share and 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $ 2.50/share. The warrants expire within five years of the loan. The value of these warrants using the Black-Sholes method was $678,400 and was recorded as a discount to the debt is amortized over the life of the debt. The fair value of the warrants were estimated using the following assumptions:

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

6 - Income Taxes

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of March 31, 2009, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7 - Capital Stock

(a) Stock options

The Company has not issued any options on its common stock to date and has not recorded any stock-based compensation with respect to stock options.

(b) Stock issuances

For the period January 1, 2009 though March 31, 2009, the Company did not issue any new shares of common stock.

Note 8 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008
Interest	$—	$3,575
Income taxes	$—	$—

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

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, Inc., in full satisfaction of the loan receivable. The Idea One, Inc. shares were received in the second quarter of 2006. As of March 31, 2009, these shares are recorded at $1.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION – Continued

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

•	An exclusive license with Samuel French, Inc. to manage and license all future production of HATS!

•	Optimize revenue by licensing the HATS! trademarks and by selling HATS! Cast Album through Sibling Music, Inc.

•	Development of a new musical, subject to negotiations, with the world-renowned comedian and entertainer Jerry Lewis, based upon his book “DEAN & ME,” a story of his life with Dean Martin.

•	The continued distribution and selling of the HATS! cast album through retail, theatrical venue and internet outlets and the production of additional cast albums of other future productions.

•	Strategic investments in third party theatrical productions.

•	Development of an independent film production business by leveraging the acquisition of SPI and its subsidiaries Sibling Pictures Fund, LLC.

•	Growing our management and consulting business with regional not-for-profit and professional theatre companies

•	Ongoing consulting to the management of the Denver Civic Theatre, Inc. (a not-for-profit organization, "DCT") for which our officers and directors serve as members of its board of directors.

•	Formation of alliances with companies that possess rights or agreements desired by us including an ongoing relationship with Sibling Entertainment, Inc.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Continued

Our plan of operations is based on the assumptions that the Form S-4 will be declared effective by the SEC and that the Agreement of Acquisition and Plan of Reorganization with Sibling Entertainment Group, Inc. will close.  There can be no guarantee that these events will actually occur.

Results of Operations

For the three months ended March 31, 2009, the Company’s operations were limited to satisfying continuous public disclosure requirements, seeking our alternative business opportunities, and entering into an agreement with Sibling.

The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.

Net Loss

For the period from inception to March 31, 2009, the Company recorded a net loss of $4,376,990. The Company’s net loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2009 and cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to March 31, 2009.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $1,604 and $2,955,721 respectively as of March 31, 2009. These assets consist of an escrow with an attorney of $1,000, a related party receivable of $ 2,954,116, and investments of $1. Net stockholders equity in the Company was $ (392,859) at March 31, 2009.

The Company borrowed an aggregate of $51,450 as of March 31, 2009 from Sibling Entertainment Group, Inc. (“SEGI”) on several convertible promissory notes. The convertible promissory notes, as amended, bore interest of 10% per annum payable upon demand.

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

Should the anticipated acquisition of Sibling Entertainment Group, Inc. be abandoned, the Company will most likely have to obtain loans from shareholders or pursue alternative private equity placements in order to maintain its continuous disclosure requirements until such time as an alternative acquisition or merger candidate is identified. The Company anticipates that an incremental increase in legal, accounting and other costs will be associated with the business combination with SEGI.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Continued

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

The corporate offices continue to be hosted in the SEGI offices in New York, New York. This was done in 2007 to reduce Company general and administrative expenses.

The Company has no current plans for the purchase or sale of any plant or equipment.

There are no employees at the Company.  The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended March 31, 2009 and 2008 included in this Form 10-Q, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Continued

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $3,346,976 at March 31, 2009 and has incurred losses of $4,376,990 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The Company’s management did not assess the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 in accordance with a recognized framework, due to its lack of resources. However, we have identified what we believe to be material weaknesses.

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2009, This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable on June 1, 2008 (the “Original Maturity Date”) at an annual interest rate of 13% (the “Notes”). The Notes shall be extended an additional year; and bear interest at a rate of 15% per annum and payable quarterly.  The Company does not anticipate a new offering of debt or equity securities, or securities convertible into debt or equity securities prior to the Maturity Date.    As of May 20, 2009, $412,128 of accrued interest is currently past due.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 26 this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of May 2009.

Sibling Entertainment Group Holdings, Inc.

May 20, 2009

/s/ Mitchell Maxwell
Mitchell Maxwell
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description

31.1	26	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	27	Certification of the Chief financial Offer pursuant to Rule 13aq-14 of the Securities and Exchange Act of 1934 as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	28	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	29	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated from prior filings made with the Securities and Exchange Commission.