Form 10-Q
period 2009-06-30
Sibling Entertainment Group Holdings, Inc.
filed 2009-08-19
CIK 1099728

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

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
Yes      ☑              No      ☐

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of August 19, 2009 was 13,074,066.

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	Decmeber 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	-
Escrow with Attorney	1,000	1,000
Deposits	604	604
Total current assets	604	1,604
Receivable from Related Party	3,049,928	2,858,304
INVESTMENT	1	1
TOTAL ASSETS	$3,051,533	2,859,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$599,563	395,065
Amounts due to related parties	300,058	275,209
Short-term Loan Payable, net of discount	2,555,000	2,555,000
Total current liabilities	$3,454,621	3,225,274

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock, $0.0001 par value; 100,000,000 shares authorized; 13,074,066 issued and outstanding	1,307	1,307
Additional paid-in capital	3,982,824	3,982,824
Deficit accumulated during the development stage	(4,387,219)	(4,349,496)
Total stockholder’s equity (deficit)	(403,088)	(365,365)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$3,051,533	2,859,909

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended,		Six months ended,		Amounts From December 28,1988 (Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

General and administrative costs	$8,340	$19,504	$33,944	$54,125	$2,973,823
Recovery of consulting fees	-	-	-	-	(45,000)

Gain (Loss) from Operations	(8,340)	(19,504)	(33,944)	(54,125)	(2,928,823)

Interest income	95,812	86,235	191,625	169,274	721,926
Interest expense	(97,701)	(211,389)	(195,403)	(472,302)	(1,636,259)
Gain on forgiveness of debt	-	-	-	-	8,000
Write down of promissory notes (note 7)	-	-	-	-	(552,046)

Net Loss	$(10,229)	$(144,658)	$(37,722)	$(357,153)	$(4,387,202)

Loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average common shares -
basic and diluted	13,074,066	13,074,066	13,074,066	13,074,066

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2009	June 30, 2008	Cumulative Amounts From December 28,1988 (inception) to June 30, 2009
OPERATING ACTIVITIES
Net loss	(37,722)	(357,153)	(4,387,220)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued for consulting fees	-	-	853,400
Common stock issued for services	-	-	70,830
Common stock issued for finance costs	-	-	187,500
Beneficial conversion feature on convertible debt	-	-	208,157
Amortization of debt discount	-	298,810	679,400
Common stock issued for organization costs	-	-	33
Interest accretion on related party notes	(191,625)	(172,524)	(722,071)
Common stock issued for other services	-	-	79,903
Gain on forgiveness of debt	-	-	(8,000)
Write down of promissory notes	-	-	552,047
Changes in non-cash working capital items	-	-	-
Accrued Receivable from Related Party	-	-	-
Accounts payable and accrued liabilities	204,498	106,697	929,324
Advances and deposits	-	-	(604)
Accrued and unpaid amounts due to related parties	24,849	55,595	381,716
Net cash used in operating activities	0	(97,825)	(1,175,585)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2009	June 30, 2008	Cumulative Amounts From December 28,1988 (inception) to June 30, 2009
Net cash provided by (used in) investing activities:
Promissory notes	-	-	(550,000)
Proceeds from repayment of related party interest	0	68,575	228,150
Advances to related party	-	-	(2,555,000)
Loan to Smart Card Technologies Co. Ltd.	-	-	(600,000)
Net cash provided by (used in) investing activities	0	68,575	(3,476,850)

Advances from related parties	-	-	656,568
Proceeds from loan/short term debt	-	-	3,235,000
Repayment of Advances and Interest	-	-	-
Escrow Account	-	-	-
Loan Payable	-	-	-
Common stock issued for cash	-	-	760,867
Net cash provided by financing activities	0	0	4,652,435

NET INCREASE (DECREASE) IN CASH	0	0	0
CASH, BEGINNING OF PERIOD	0	0	-
CASH, END OF PERIOD	-	-	0

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 6)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
December 28, 1988 (Inception) to June 30, 2009

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) – (continued)
December 28, 1988 (Inception) to June 30, 2009

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

   SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) – (continued)
December 28, 1988 (Inception) to June 30, 2009

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total

Stock issued for cash at $0.35 per share	914,288	91	319,909	—	—	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	—	—	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	—	—	25,000
Subscriptions received	—	—	—	35,000	—	35,000
Net loss	—	—	—	—	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	—	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	—	—	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	—	—	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	—	—	70,400
Stock issued for finance costs At $0.45 per share (Note 7)	300,000	30	134,970	—	—	135,000
Net loss	—	—	—	—	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	—	(3,095,229)	(233,127)

Beneficial conversion feature on convertible debt	—	—	208,157	—	—	208,157
Stock issued for conversion of debt	1,097,361	110	219,362	—	—	219,472
Debt forgiveness - related party debt	—	—	16,000	—	—	16,000
Warrants Issued with Loans Payable	—	—	678,400	—	—	678,400
Net loss	—	—	—	—	(850,438)	(850,438)
Balance at December 31, 2007	13,074,066	1,307	3,982,824	—	(3,945,668)	38,463
Net loss	—	—	—	—	(403,829)	(403,829)
Balance at December 31, 2008	13,074,066	1,307	3,982,824	—	(4,349,497)	(365,366)
Net loss	—	—	—	—	(37,722)	(37,722)
Balance at June 30, 2009	13,074,066	1,307	3,982,824	—	(4,387,219)	(403,088)

The accompanying notes are an integral part of these financial statements.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2009

1 - Organization and Basis of Presentation

(a) Organization

Sibling Entertainment Group Holdings, Inc., formerly Sona Development Corp. (the “Company”) was incorporated as Houston Produce Corporation under the laws of the State of Texas on December 28, 1988. The Company was organized primarily for the purpose of importing fruits and vegetables from Latin America On December 28, 2002, the Company changed its name to Sona Development Corp. The Company is currently pursuing a potential merger with Sibling Entertainment Group, Inc. ("Sibling"), an entertainment development and a production company based in New York City, as described in Note 9. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

(b) Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance (i) accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and (ii) the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. The financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Sibling’s audited financial statements and notes thereto for the year ended December 31, 2008, included in Form 10-K filed with the SEC on April 15, 2009. In the opinion of management, the accompanying unaudited financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim period. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2009. The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $4,387,219 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

On June 1, 2009, the Company has $2,555,000 of principal due on the Series AA debentures including approximately $497,563 of accrued interest as of June 30, 2009 and additional accrued interest of $52,165 the remainder of the term of the debentures.  The collectability of outstanding notes receivable by related parties cannot be guaranteed.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

3 - Related Party Receivable

In conjunction with a short-term financing, the amounts received were lent to a related party, Sibling Theatrical Inc. at an annual interest rate of 15% payable quarterly. As of June 30, 2009, the balance due was $3,049,928 including accrued interest income of $494,928.

4 - Due to Related Parties

Related party payables consist of the following:
	June 30, 2008	December 31, 2008
Due to a significant shareholder (a)	$134,463	$123,106
Unsecured payable to a shareholder with no specific terms and due on demand (b)	—	—
Due to an officer (c)	—	—
Due to a company with a director in common (d)	165,595	$152,103
	$300,058	$275,209

The following represents related party transactions paid or accrued during the three months ended June 30, 2009 and 2008.

	2009	2008
Consulting fees paid or accrued to a significant shareholder (a)	$10,500	$10,500
Rent paid or accrued to a shareholder (b)	—	—
Consulting fees paid or accrued to a director (d)	—	—
	$10,500	$10,500

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(a) At June 30, 2009, the amount of $134,463 was due to a significant shareholder for cash loans and interest, consulting fees and reimbursable expenses. As of June 30, 2009, the Company was indebted to this shareholder for cash loans of $21,600 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At June 30, 2009, the Company had accrued $5,788 of interest on the loans. The loans are unsecured and due on demand. If the loan is not paid in full from the proceeds of the Company’s next financing, the lender will also be entitled to a one-time late charge equal to 2% of the outstanding principal amount of the loan. Overdue payments will bear interest at 12% per annum until paid.

Note 4 - Due to Related Parties continued

At June 30, 2009, the Company was indebted $107,075 to this shareholder for consulting fees and reimbursable expenses. This additional debt bears no interest and has no set terms of repayment.

(b) At June 30, 2009, the amount of $165,595 was due to a company with a common director for loans, interest and reimbursable expenses. The Company was indebted to this related company for loans of $51,450 which bear interest at a rate of 10% per annum. At June 30, 2009, the Company had accrued $10,244 of interest on the loans. The loans are unsecured and due on demand. In addition, the Company owed $102,615 for reimbursable expenses, which bear no interest.

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

If the Company undertakes an underwritten public offering of securities for a total subscription of $6,000,000, prior to the Maturity Date, in lieu of repayment of principal and interest on the Notes, at the Note holder’s option, the Note holder may acquire securities in the Qualified Offering in the amount of such principal and interest.   It is unlikely that an offering will be completed prior to the Maturity Date.

6 - Income Taxes

The Company accounts for its income taxes in accordance with FASB No. 109, “Accounting for Income Taxes.” As of June 30, 2009, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7 - Capital Stock

(a) Stock options

The Company has not issued any options on its common stock to date and has not recorded any stock-based compensation with respect to stock options.

(b) Stock issuances

For the period January 1, 2009 though June 30, 2009, the Company did not issue any new shares of common stock.

Note 8 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the six months ended June 30, 2009 and 2008 are as follows:

	Six months ended June 30,
	2009	2008
Interest	$—	$68,575
Income taxes	$—	$—

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

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, Inc., in full satisfaction of the loan receivable. The Idea One, Inc. shares were received in the second quarter of 2006. As of June 30, 2009, these shares are recorded at $1.

10 - Proposed Merger with Sibling

On February 9, 2007, the shareholders of the Company approved an Agreement of Acquisition and Plan of Reorganization, as amended, to acquire four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. from Sibling Entertainment Group, Inc an entertainment development and production company based in New York City

Under the reorganization, the Company is to acquire each of Sibling's four wholly owned subsidiaries and three wholly owned subsidiaries of Sibling Pictures, Inc., all of which own and or control each of Sibling's respective divisions and operations of live-stage theatrical operations, music, independent feature films and theatrical real estate.

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

11 – Executive Compensation Agreements

Currently, no officers are directors receive any forms of compensation from the Company.  On August 1, 2009 offered three (3) executive compensation agreements with its principal officers Mitchell Maxwell as its President and Chief Executive Officer; James Cardwell as its Chief Operating Officer and Chief Financial Officer; and Richard Bernstein as its Vice President reserving up to six million (6,000,000) shares and signing bonuses effective August 1, 2009 at an expense of $150,000 based upon a price at the time of issue of $0.025/share as of August 1, 2009 including the following initial estimated annual compensation and bonus share allocation:

Mitchell Maxwell – President / CEO	$250,000 annually, and 3,500,000 shares

James Cardwell – COO / CFO	$175,000 annually, and 1,500,000 shares

Richard Bernstein – Vice President	$125,000 annually, and 1,000,000 shares

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

•
“WHITE NOISE - A Cautionary Tale”  A theatrical musical developed and produced with Holly Way & Company and others through White Noise Productions Development LLC and White Noise Development LP which opened in New Orleans with Le Petit Theatre Du Vieux Carre on July 26 2009 for a limited run with the intention to transfer the production to a Broadway stage in New York City.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Continued

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

•	An exclusive license with Samuel French, Inc. to manage and license all future production of HATS!

•	Optimize revenue by licensing the HATS! trademarks and by selling HATS! Cast Album through Sibling Music, Inc.

•	Development of a new musical, subject to negotiations, with the world-renowned comedian and entertainer Jerry Lewis, based upon his book “DEAN & ME,” a story of his life with Dean Martin.

•	The continued distribution and selling of the HATS! cast album through retail, theatrical venue and internet outlets and the production of additional cast albums of other future productions.

•	Strategic investments in third party theatrical productions.

•	The management of Stage Seats, Inc. a group sales company formed to resell theatrical and other event tickets headed by Nathan Vernon.

•	Development of an independent film production business by leveraging the acquisition of SPI and its subsidiaries Sibling Pictures Fund, LLC.

•	Growing our management and consulting business with regional not-for-profit and professional theatre companies

•	Formation of alliances with companies that possess rights or agreements desired by us including an ongoing relationship with Sibling Entertainment, Inc.

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

Results of Operations

For the six months ended June 30, 2009, the Company’s operations were limited to satisfying continuous public disclosure requirements, seeking our alternative business opportunities, and entering into an agreement with Sibling.

The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.

Net Loss

For the period from inception to June 30, 2009, the Company recorded a net loss of $4,387,219. The Company’s net loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2009 and cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to June 30, 2009.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $1,604 and $3,051,533 respectively as of June 30, 2009. These assets consist of an escrow with an attorney of $1,000, a related party receivable of $ 3,049,928, and investments of $1. Net stockholders equity in the Company was $ (403,088) at June 30, 2009.

The Company borrowed an aggregate of $51,450 as of June 30, 2009 from Sibling Entertainment Group, Inc. (“SEGI”) on several convertible promissory notes. The convertible promissory notes, as amended, bore interest of 10% per annum payable upon demand.

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

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended June 30, 2009 and 2008 included in this Form 10-Q, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Continued

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $3,453,017 at June 30, 2009 and has incurred losses of $4,387,219 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The Company’s management did not assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 in accordance with a recognized framework, due to its lack of resources. However, we have identified what we believe to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were (i) lack of segregation of duties, (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP) and tax accounting expertise; and (iii) inadequate security over information technology. These control deficiencies resulted in audit adjustments to the Company’s 2008 annual financial statements. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2009 and 2008.

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

On April 13, 2009, the Company was notified by counsel that Agnieska Golabek and Slawomir Wrobel have brought an action against Sibling Entertainment Group Holdings, Inc., Theatricals, Inc., Richfield Sports, LLC,  Worldwide MMA LLC, James Cardwell, Mitchell Maxwell and Richard Burnstein in their individual and corporate capacities in the District Court, Denver County of Colorado, Filing ID. 24570904 Division: 2.  The Company has engaged Evans & McFarland, LLC in Denver, CO to act as litigation counsel for this matter  The lawsuit involves a loan, investment, and/or acquisition of an interest in Sibling Theatricals, Inc.’s mixed martial arts venture.  The plaintiffs in this action have no contractual or other relationship with the Company, and appear to have no grounds for bringing a legal action against the Company.  The Company has since filed an answer.  The Company and the other defendants will vigorously defend against this action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2009, the Company commenced an offering pursuant to which it will offer on a no minimum basis, up to nine (9) investors shares of the common stock $0.0001 par value per share of the Company at a price of $0.05 per share for a maximum of nine million (9,000,000) shares (the "Shares") on or before September 30, 2009 with the right to extend the offering for an additional thirty (30) days.

For every two shares purchased, the Holder shall be entitled to receive (x) one (1) stock purchase warrant (the “Series BB-1 Warrant”) and (y) one (1) stock purchase warrant (the “Series BB-2 Warrant”).  Each Series BB-1 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.20 per share for a period of three (3) years commencing on the conversion date and each Series BB-2 Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $0.50 per share for a period of three (3) years commencing on the conversion date.

EXEMPTION FROM REGISTRATION

The securities issued in the private placement financing transaction were issued without registration with the Commission, pursuant to Section 4(2) of the Securities Ace of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.  The securities are offered and sold only to accredited investors as defined in Regulation D.  This exemption applies because the Company did not make any public offer to sell any securities, but rather, the Company only offered securities to persons known to the Company to be accredited investors and only sold securities to persons who represented to the Company in writing that they are accredited investors.

As of August 19, 2009, through the filing date of this report, the Company has sold 240,000 shares at a price of $0.05 per share of $12,000 in the aggregate to one (1) accredited investor including 120,000 Series BB-1 Warrants and 120,000 Series BB-2 Warrants.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable on June 1, 2008 (the “Original Maturity Date”) at an annual interest rate of 13% (the “Series AA Note(s)”). The Notes shall be extended an additional year; and bear interest at a rate of 15% per annum and payable quarterly. As of August 19, 2009, $549,727 of accrued interest is currently past due.

On June 26, 2009, the Company offered Series AA Note(s) debenture holders that in exchange for the continued deferral of all outstanding principal and current unpaid accrued interest at the rate of 15% for an additional one year until June 1, 2010.   In addition, the Company would agree to the following:

1.           Reduce of the purchase price of each AA-1 Warrants from $1.00 to $0.50 per share; and
2.           Reduce of the purchase price of each AA-2 Warrants from $2.50 to $1.25 per share.

As of August 19, 2009, the Company has received and granted extensions in the amount of $455,000, plus accrued interest of approximately $97,897.

On August 11, 2009, the Company received a Default and Demand for Payment equal to $175,000 in principal and accrued interest of approximately $49,019.50.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In addition, on August 1, 2009 offered three (3) executive compensation agreements with its principal officers Mitchell Maxwell as its President and Chief Executive Officer; James Cardwell as its Chief Operating Officer and Chief Financial Officer; and Richard Bernstein as its Vice President reserving up to six million (6,000,000) shares and signing bonuses effective August 1, 2009 at an expense of $150,000 based upon a price at the time of issue of $0.025/share including the following initial estimated annual compensation and bonus share allocation:

Mitchell Maxwell – President / CEO	$250,000 annually, and 3,500,000 shares
James Cardwell – COO / CFO	$175,000 annually, and 1,500,000 shares
Richard Bernstein – Vice President	$125,000 annually, and 1,000,000 shares

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 26 this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of August 2009.

Sibling Entertainment Group Holdings, Inc.

August 19, 2009

/s/ Mitchell Maxwell
Mitchell Maxwell
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description

31.1	27	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	28	Certification of the Chief financial Offer pursuant to Rule 13aq-14 of the Securities and Exchange Act of 1934 as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	29	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	30	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	31	Series BB Subscription Agreement and Series BB-1 Warrant Form and Series BB-2 Warrant Form