Form 10-K
period 2009-12-31
Sibling Entertainment Group Holdings, Inc.
filed 2011-10-14
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-28311

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	76-027334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2180 Satellite Blvd. Suite 400, Duluth, GA 30097-4927
(Address of Principal Executive Office) (Postal Code)

(404) 551-5274
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

common stock ($0.0001 Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes	☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	☐	No ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No ☒

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months or such shorter period that the registrant was required to submit and post such files).

Yes	☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2011) was approximately $7,539,121.

The number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2011 was 62,826,011 shares of Common stock and 9,879,854 shares of series common stock.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General.

As used herein the terms “Company,” “we,” “our”, and “us” refer to Sibling Entertainment Group Holdings, Inc., a Texas corporation (formerly known as Sona Development Corporation) and its subsidiaries.  We were incorporated under the laws of the State of Texas on December 28, 1988, as Houston Produce Corporation and we changed our name on May 14, 2007, to “Sibling Entertainment Group Holdings, Inc.” to align our corporate identity with our entry into the entertainment business through an intended acquisition of Sibling Entertainment Group, Inc. (“Sibling”), and its four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. and their subsidiaries including, among others, Dick Foster Productions, Inc., Adrenaline MMA, Inc., and Hats Holdings, Inc.

Although we were unable to complete the acquisition, throughout 2009 and the first three quarters of 2010, we actively pursued opportunities in film, theatre, real estate, management, and music publishing.

In February 2009, we entered into a one year option agreement with the Brave New World for purposes of developing the story into a Broadway play.  The project was in the very early planning stage and required additional funds to finance its continued development.  Throughout 2009, the Company spent significant time and energy in fund raising efforts to support development of this property.

In April 2009, we developed and launched a group sales company called Stage Seats.  Stage Seats was formed to resell theatrical and other event tickets.  The business plan called for focusing on large group sales of tickets to New York based entertainment shows, mostly Broadway plays.  It was our intention to create a full-featured Internet website and registered the domain name Stageseats.com on May 14, 2009.  An industry expert was hired to head the entity and to execute our business plan.  Stage Seats began operations booking tickets in April 2009 and continued until November 27, 2009.  We closed this business because of the departure of the unit manager and our inability to obtain sufficient capital to continue the business.

During 2009, we continued the Company’s management and consulting business with regional not-for-profit and professional theatre companies, such as the Denver Civic Theatre, Inc. for which our officers and directors serve as members of its board of directors.

In September 2009, the Company approved a proposal from an author to support development of a novel with the intent to produce a Broadway play based on the novel.  Under the proposal, we would retain production film rights.  The Company had 60 days to exercise the option from delivery of the first draft of the novel.  During the remainder of 2009, we engaged in preliminary development activities while the author completed the novel.  The first draft of the manuscript was delivered on December 31, 2009.  During February 2010, the Company determined it would not exercise this option to obtain the rights to a novel in development under terms of a September, 2009 agreement.

In September 2010, the Company determined that the funding required to continue the entertainment business was not available to the Company.  During the fourth quarter of 2010, the Company exited the entertainment business and acquired Newco4Education, LLC (“N4E”) and thereby entered the charter school management business.

As reported in our Form 8K filed January 6, 2011, the Company transferred all of the Company’s entertainment and theatricals assets to Debt Resolution, LLC and exited the entertainment and theatricals business and entered into Conversion Agreements with all but one of the 44 holders of our 13% Series AA Secured Convertible Debentures, whereby such holders converted the principal and accrued interest of the Series AA Secured Convertible Debentures and the related warrants into shares of Debt Resolution, LLC and 1,018,947 shares of the Company’s series common stock.  The shares issued to the holders of the Series AA Secured Convertible Debentures are convertible into ten percent (10%) of the then outstanding common stock of the Company.  The Company’s agreement with the holders of the Series AA Debentures included consent to the acquisition of Newco4Education, LLC and a release of claims against the Company.

As reported in our 8K filed January 6, 2011, on December 30, 2010, we acquired N4E for 8,839,869 shares of shares of the Company’s series common stock which are convertible into 85% of the then outstanding common stock of the Company.

EMO Business Plan

N4E was formed June 10, 2010, to leverage the business opportunities created from the growing popularity of charter schools and to improve educational opportunities for students across the United States through the development of innovative curricula, computer based education tools, and tools for improvement teacher performance.  We intend to use the N4E business plan and methodologies to acquire educational management organizations and to manage and operate charter schools as one component of our business strategy to grow a large scale business that will manage and operate charter schools and develop and license curricula, computer based education services, and school operation and management tools throughout the United States.  We have hired N4E’s management team to lead our efforts in this new initiative.

Overview of Charter Schools

Charter schools are primary, or secondary, schools that are part of the public education system and provide an alternative to other public schools.  Charter schools have the potential to facilitate education reforms and develop new and creative teaching methods that can be replicated in traditional public schools for the benefit of all children.  Charter schools receive public money but operate with freedom from many of the local and state regulations that apply to traditional public schools.  Charter schools allow parents, community leaders, educational entrepreneurs, and others the flexibility to innovate and provide students with increased educational options within the public school system.  Charter schools are sponsored by local, state, or other organizations that monitor their quality while holding them accountable for academic results and responsible fiscal practices.  Charter schools may hire their own staff, develop their own curriculum, and set their own educational programs and methods of operation, subject to the terms of their charter and subject to the oversight of a local school board and another sponsor.  Charter schools are not allowed to charge tuition and are funded like other public schools, usually on a per student basis, at levels that are generally comparable but may be less that other public schools in the same district.  Based on industry estimates, there are approximately, 5,400 charter schools in the United States serving over 1,700,000 students.

Plan of Operation

We believe there is a significant opportunity to acquire existing educational management organizations (“EMOs”) and assume the operational and management responsibilities for existing charter schools.  We intend to utilize our access to capital markets to achieve capital efficiencies compared to our privately held competitors and to facilitate our acquisition of existing EMO operations.  Finally, we intend to develop curricula, computer based education services, and school operation and management tools that we will use and license to other EMOs, schools, and school systems.

Our ability to execute our business plan is dependent, among other things, on our ability to obtain capital, acquire other EMOs on terms that are favorable to us, hire and retain high quality, motivated teachers, administrators, and other staff, and cost effectively operate schools that are successful in meeting the requirements of their charters.

Charter Schools and EMOs

The charter for a charter school is generally awarded to a “not-for-profit” (NFP) entity which receives public funding.  The NFP may contract with a “for profit” education management organization (EMO) to operate the charter school.  The EMO generally charges fees of approximately 15% of gross pupil funding as allocated from the Board of Education or other public agency involved, of which 5% is the management fee for school operations, and 10% is the license fee for curriculum, systems, and testing.  In Georgia, for instance, the current allocation per student is $8,900, thus a 500 student school would have an annual budget of $4.45 million, of which approximately 15%, or $667,500 would be allocated to the EMO for management and curriculum.

Competition

This is a highly fractured industry, and management believes it is ripe for consolidation. We have a limited number of direct competitors that have focused primarily or exclusively on operating charter schools. In the 2009/2010 school year there were over 5,100 charter schools in the US, most of which are single schools, or in a small group of schools. Below is a table listing school operators with 8 or more schools under management.  The charter school operators that may compete with us who are the largest operators are listed as follows.

Industry Profile

Organization (EMO)	# of Schools
KIPP Schools	99
Imagine Schools	72
Edison Learning	64
National Heritage Academies	61
Big Picture Learning	60
Mosaica Education	40
Opportunities for Learning	34
Aspire Public Schools	30
Harmony Schools	25
Charter Schools U.S.A.	19
Academy Urban School L'dership	18
Green Dot Public Schools	18
Uncommon Schools	18
Constellation Schools	18
Achievement First	17
Alliance - College Ready Schools	16
Inner City Education Foundation	15
American Quality Schools	15
Lighthouse Academies	13
White Hat Management	12
Sequoia Schools	12
High Tech High	10
Noble Network of Charter Schools	10
Partnerships Uplift Communities	10
Algiers Charter Schools	9
Friendship Public Charter	9
Edvantages Academies	8
Great Hearts Academies	8
IDEA Public Schools	8
Student Alternatives Program, Inc.	8

Total for Operators with 8 or more schools under management:  756.  Data from http://www.nupolis.com

This data demonstrates the highly fractured nature of the industry, opening the door for consolidation via acquisition.  Total Charter Schools in Operation in 2009/2010 5,100.  Percent in Large Organizations 12.16%, Percent in Smaller Organizations 87.84%.

Government Regulation Impacting this Industry

Federal and State Education Programs.

The charter schools we seek to manage will receive funds from federal and state programs to be used for specific educational purposes. If, on behalf of those schools, we fail to comply with the requirements of the various programs, we could be required to repay the funds and those schools could be determined ineligible for receipt of future federal funds.  We intend to develop and implement policies and procedures that are intended to comply with the regulations and requirements of these programs.  For example, Title I of the Elementary and Secondary Education Act of 1965 supports educationally disadvantaged children in areas of high poverty, Title II, Part A, provides funding for the professional development of teachers, Title II, Part D, provides funding for technology programs, Title VII, provides funding for bilingual education programs, Title V, provides funding for innovative education programs, and the Public Charter School Program, provides start-up funding for charter schools.  Although we contemplate that we will receive federal and state funds indirectly through local school boards and charter boards, our receipt of these funds will likely subject us to extensive governmental regulation and scrutiny.

We could lose all or part of the funds we intend to receive if we fail to comply with applicable statutes or regulations, if the federal or state authorities reduce the funding for the programs, or if the charter schools we intend to manage are determined to be ineligible to receive funds under such programs.  To the extent that the laws and regulations governing federal and state programs change or are interpreted in a manner that would prevent charter schools from using federal funds to pay for the services we intend to provide, the loss of all or part of these funds would hurt our business.

No Child Left Behind Act.  (“NCLB”)

This act is the 2001 reauthorization of the Elementary and Secondary Education Act of 1965. It contains numerous requirements pertaining to the receipt of a range of federal funds, including Title I. Two significant requirements of NCLB are standards pertaining to teacher qualifications and the requirement that schools make adequate yearly progress ("AYP") toward state standards for students.  The AYP requirements must be met not only by the aggregate school population, but also by ethnic/racial subgroups, students with disabilities, and English language learners.  Schools that fail to make AYP toward meeting state standards may lose some of their student enrollment due to school choice provisions, may be required to allocate a portion of their Title I funding toward the provision of supplemental services to some students, and may be subject to state takeover or other forms of district or state intervention.  Failure to meet teacher qualification and related standards may result in the loss of NCLB funds at the school or district that failed to meet the Act's requirements.

Individuals with Disabilities in Education Act.

This act requires that students with qualified disabilities receive an appropriate education through special education and related services provided in a manner reasonably calculated to enable the child to receive educational benefit in the least restrictive environment. Our responsibility to provide the potentially extensive services required by this act varies depending on state law, type of school, and the terms of management agreements that we intend to enter into with charter schools.  We would be generally responsible for ensuring the requirements of this act are met in the charter schools we intend to manage, unless state law assigns that responsibility to another entity.  If we were to be found in violation of this act in one of the charter schools we intend to manage, we may incur costs relating to the provision of compensatory education services, and may be liable for reasonable attorney fees incurred by the families of individual students with disabilities.

Family Educational Rights and Privacy Act.

The charter schools we intend to manage may be subject to the federal Family Educational Rights and Privacy Act, which protects the privacy of a student's educational record, and generally prohibits a school from disclosing a student's records to a third party without the prior consent of his or her parents. The law also gives parents certain rights with respect to their minor children's education records. The failure of the charter schools we intend to manage to comply with this law may result in termination of their eligibility to receive federal education funds.

Gun-Free Schools Act.

The Gun-Free Schools Act, which became effective in 1994, requires the charter schools we intend to manage to effect certain policies, assurances and reports regarding the discipline of students who bring weapons to our schools.  If those schools violate any of these requirements, they may be deemed ineligible to receive certain Federal education funds.

Federal Civil Rights Laws.

The charter schools we intend to manage must comply with federal civil rights laws or those schools could be determined ineligible to receive funds from federal programs or face criminal or civil penalties. These laws include the following:

●	Title VI of the Civil Rights Act of 1964. Title VI prohibits recipients of federal financial assistance from discriminating on the basis of race, color, or national origin.
●	Title IX of the Education Amendments of 1972. Title IX prohibits discrimination on the basis of gender by recipients of federal financial assistance.
●	Section 504 of the Rehabilitation Act of 1973. Section 504 prohibits discrimination on the basis of disability by recipients of federal financial assistance.
●
Americans with Disabilities Act of 1990.  This act prohibits discrimination in employment against a qualified individual with a disability and requires that buildings, facilities, and vehicles associated with public services be accessible to individuals with disabilities.

●	Age Discrimination Act of 1975. This act prohibits recipients of federal financial assistance from discriminating on the basis of age.
●	Age Discrimination in Employment Act of 1967. This act prohibits discrimination on the basis of age in employment.
●	Equal Pay Act of 1963. This act prohibits discrimination on the basis of gender in the payment of wages.
●	Title VII of the Civil Rights Act of 1964. Title VII prohibits discrimination on the basis of gender in employment.
●
Drug-Free Workplace Act of 1988.  The Drug-Free Workplace Act requires a recipient of federal funds to certify that it provides a drug-free workplace. If we were to violate the certification and reporting requirements of this act, then we could be determined ineligible to receive federal funds.

State Regulations.

We are also subject to state statutory and regulatory requirements in the states in which we operate. All states have standards for the operation of schools concerning, for example, the length of the school year, curriculum, hours of the school day, physical education and other areas. We could be in violation of the management agreements we intend to enter into with charter boards or school districts if we were to fail to comply with these standards.

Foundation for Innovation in Education, Inc.

Foundation for Innovation in Education, Inc., is a Georgia non-profit corporation that was an N4E member and as a result of our acquisition of N4E holds approximately 37% of our series common stock.  Foundation for Innovation in Education has informed us that over time it intends to acquire other NFPs that hold the charters to charter schools, and may start charter schools itself, as well as develop certain programs aimed at improving the learning ability of certain segments of the student population.  Foundation for Innovation in Education may hire the Company, to be the EMO for charter schools that it starts and acquires, though it has no obligations with the Company at this time.  Foundation for Innovation in Education intends to engage in research and other activities to advance the state education in America.

ITEM 1A.           RISK FACTORS

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

Effective December 30, 2010, We Entered A New Business; This Makes It Difficult To Evaluate Our Business

We have yet to enter into any agreement to acquire an EMO or manage a charter school. We have not recorded any revenue from our new business initiatives. Our management team has only recently begun to work together, and has no experience in operating educational management organizations and charter schools. We have no operating history on which you can base your evaluation of our business and prospects. Accordingly, the Company should be evaluated in light of the expenses, delays, uncertainties, and other difficulties frequently encountered by unseasoned business enterprises entering new markets with unproven products. No assurance can be given that the Company will ever achieve profitable operations. Our failure to address these expenses, delays, uncertainties, and other difficulties could cause our operating results to suffer and result in the loss of all or part of your investment.

We Have A History Of Losses And Expect Losses In The Future

The Company has incurred losses since inception. We do not currently own, operate, or have agreements to acquire any school operations and therefore have no revenues. As a result, we expect to incur substantial net losses for the foreseeable future. Our ability to become profitable will depend upon our ability to generate and sustain revenue that is greater than our expenses. In order to generate revenue, we will need to enter into management agreements with charter schools, acquire other EMOs, and successfully acquire or develop and license curricula, computer based education services, and school operation and management tools. Our ability to generate revenue will be dependent, in part, on our ability to obtain financing sufficient to execute our business plan. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our ability to continue operations.

Political risks

Charter Schools are authorized by state statutes.  State legislatures may amend these statutes and the amendments may be unfavorable to our business.  Courts may declare these statutes unconstitutional in whole or in part.  In either event, we may be unable to grow our business and the market price of our common stock would be adversely affected.

The Private, For-Profit Management Of Charter Schools Is A Relatively New And Uncertain Industry, And It May Not Become Publicly Accepted

Our future is highly dependent upon the development, acceptance, and expansion of the market for private, for-profit management of charter schools. This market has only recently developed. The development of this market has been accompanied by significant press coverage and public debate concerning for-profit management of charter schools. If this business model fails to gain acceptance among the general public, educators, politicians and school boards, we may be unable to grow our business and the market price of our common stock would be adversely affected.

The Success Of Our Business Depends On Our Ability To Improve The Academic Achievement Of The Students Enrolled In Our Schools, And We May Face Difficulties In Doing So In The Future

We believe that the success of our business will be dependent, among other things, upon our ability to demonstrate general improvements in academic performance at the charter schools we intend to manage and operate. We anticipate that the management agreements with charter schools will contain performance requirements related to test scores and other measures of student achievement. If average student performance at our schools increases, whether due to improvements in achievement over time by individual students in our schools or changes in the average performance levels of new students entering our schools, aggregate absolute improvements in student performance will be more difficult to achieve. If academic performance at our schools declines, or simply fails to improve, we could lose business and our reputation could be seriously damaged, which would impair our ability to gain new business or renew existing school management agreements.

We Could Incur Losses At Our Schools If We Are Unable To Enroll Enough Students

We expect that the amount of revenue we will receive for operating a charter school will be dependent on the number of students enrolled, while the majority of the facility, operating, and on-site administrative costs will be fixed. Therefore, achieving site-specific enrollment objectives will be an important factor in our ability to achieve satisfactory financial performance at any particular school. We may be unable to expand or maintain enrollment in the charter schools we manage. To the extent we are unable to meet enrollment objectives at a school, the school will be less financially successful and our financial performance will be adversely affected.

We Desire Rapid Growth, Which May Strain Our Resources And May Not Be Sustainable

We desire to grow rapidly. Rapid growth may strain our managerial, operational, and other resources. If we are to manage our rapid growth successfully, we will need to hire and retain management personnel and other employees. We must also develop and improve our operational systems, procedures, and controls on a timely basis. If we fail to successfully manage our growth, we could experience client dissatisfaction, cost inefficiencies and lost growth opportunities, which could harm our operating results. We cannot guarantee that we will continue to grow at our historical rate.

We May Not Be Able To Attract And Retain Highly Skilled Principals And Teachers In The Numbers Required To Grow Our Business

Once we have acquired EMOs with management agreements with charter schools or entered into management agreements with charter schools, our success is likely to depend to a high degree upon our ability to attract and retain highly skilled school principals and teachers. We may need to hire new principals and new teachers to address turnover at the charter schools we manage. Currently, there is a well-publicized nationwide shortage of teachers and other educators in the United States. In addition, we may find it difficult to attract and retain principals and teachers for a variety of reasons, including the following:

●	charter schools generally require our teachers to work a longer day and a longer year than most public schools;
●	charter schools tend to have a larger proportion of our schools in challenging locations, such as low-income urban areas, which may make attracting principals and teachers more difficult; and
●	charter schools generally impose more accountability on principals and teachers than do public schools as a whole.

These factors may increase the challenge we face in an already difficult market for attracting principals and teachers. Other EMO’s have experienced higher levels of turnover among teachers than is generally found in public schools nationally, which we attribute in part to these factors. If we fail to attract and retain principals and teachers in sufficient numbers or of a sufficient quality, we could experience client dissatisfaction and lost growth opportunities, which would adversely affect our business.

Our Business Could Suffer If We Lose The Services Of Key Executives

Our future success depends upon the continued services of a number of our key executive personnel, particularly our Chairman of the Board of Directors, our Chief Executive Officer, or Chief Financial Officer. These executives will be instrumental in determining our strategic direction and focus and in publicly promoting the concept of private management of public schools. If we lose the services of either or any of our other executive officers or key employees, our ability to grow our business would be seriously compromised and the market price of our common stock may be adversely affected. We do not maintain any key man insurance on any of our executives.

Our Management Agreements Will Be Terminable Under Specified Circumstances And Generally Expire After A Term Of Five Years

We expect that our school management agreements will generally have a term of five years. When we expand by adding an additional school under an existing management agreement, the term with respect to that school generally expires at the end of the initial five-year period. We have no experience in negotiating school management agreements, and we cannot be assured that any school management agreements will be negotiated or renewed. In addition, school management agreements may be terminable by the school district or charter board at will, with or without good reason, and our school management agreements may be terminated for cause, including a failure to meet specified educational standards, such as academic performance based on standardized test scores. In addition, as a result of changes within a school district, such as changes in the political climate, we could from time to time face pressure to permit a school district or charter board to terminate our school management agreement even if they do not have a legal right to do so. If we fail to renew a significant number of school management agreements at the end of their term, or if school management agreements are terminated prior to their expiration, our reputation and financial results would be adversely affected.

Our Management Agreements Will Involve Financial Risk

Our school management agreements will provide that we will operate a school in return for per- pupil funding that generally does not vary with our actual costs. To the extent our actual costs under a school management agreement exceed our budgeted costs, or our actual revenue is less than planned because we are unable to enroll as many students as we anticipated or for any other reason, we would lose money at that school. We expect that our school management agreements will require us to continue operating a school for the duration of the school management agreement even if it becomes unprofitable to do so.

We May Need To Advance Or Loan Money To Charter Schools Or Their Related Charter Holding Equity That May Not Be Repaid

We may have to loan charter boards funds to finance the purchase or renovation of school facilities we manage or for other reasons. Loans to charter schools may be accelerated upon termination of the corresponding management agreement with the charter school. If these advances or loans are not repaid when due, our financial results could be adversely affected.

We Could Become Liable For Financial Obligations Of Charter Boards

We could have facility financing obligations for charter schools we no longer operate, because the terms of our facility financing obligations for some charter schools might exceed the term of the management agreement for those schools. While the charter board is generally responsible for locating and financing its own school building, the holders of school charters, which are often non-profit organizations, typically do not have the resources required to obtain the financing necessary to secure and maintain the school building. For this reason, if we want to obtain a management agreement with a particular charter board, we may help the charter board arrange for the necessary financing. For some of the charter schools we expect to manage, we may enter into a long-term lease for the school facility which may exceed the initial term of the management agreement. If our management agreements were to be terminated, or not renewed in these charter schools, our obligations to make lease payments would continue, which could adversely affect our financial results for the school building, typically in the form of loan guarantees or cash advances. Although the term of these arrangements may be coterminous with the term of the corresponding management agreement, our guarantee may not expire until the loan is repaid in full. The lenders under these facilities may not be committed to release us from our obligations unless replacement credit support is provided. The default by any charter school under a credit facility that we have guaranteed could result in a claim against us for the full amount of the borrowings. Furthermore, in the event any charter board becomes insolvent or has its charter revoked, our loans and advances to the charter board may not be recoverable, which could adversely affect our financial results.

We Expect Our Market To Become More Competitive

We expect the market for providing private, for-profit management of charter schools will become increasingly competitive. A variety of companies and entities could enter the market, including colleges and universities, other private companies that operate higher education or professional education schools, and others. Our existing competitors and these new market entrants could have financial, marketing and other resources significantly greater than ours. We will also compete for charter school funding with existing public schools that may pursue alternative reform initiatives, such as magnet schools and inter- district choice programs. In addition, in jurisdictions where voucher programs have been authorized, we will compete with existing private schools for public tuition funds. Voucher programs provide for the issuance by local or other governmental bodies of tuition vouchers to parents worth a certain amount of money that they can redeem at any approved school of their choice, including private schools. If we are unable to compete successfully against any of these existing or potential competitors, our revenues could be reduced, resulting in increased losses.

Failure To Raise Necessary Additional Capital Could Restrict Our Growth And Hinder Our Ability To Compete

We are not certain when we will have positive cash flow, if at all. We expect that we will regularly need to raise funds in order to operate our business and may need to raise additional funds in the future. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue additional equity securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

We Expect To Derive A Substantial Portion Of Our Revenues From Public School Funding, Which Is Dependent On Support From Federal, State, And Local Governments. Changes Or Reductions In Funding For Public School Systems Could Reduce Our Revenues And Cash Flows And Negatively Impact Our Margins And Impede The Growth Of Our Business.

The availability of funding to purchase our products and services is subject to many factors that affect government spending. These factors include downturns in general economic conditions, like those which we are currently experiencing, that can reduce government tax revenues and may affect education funding, emergence of other priorities that can divert government funding from educational objectives, periodic changes in government leadership that can change spending priorities, and the government appropriations process, which is often slow and unpredictable. In many instances, customers rely on specific funding appropriations to purchase our products. Curtailments, delays, or reductions in this funding can delay or reduce revenues and cash flow we had otherwise forecasted to receive.

If We Are Unable To Adapt Our Products And Services To Technological Changes, To The Emergence Of New Computing Devices And To More Sophisticated Online Services, We May Lose Market Share And Service Revenue, And Our Business Could Suffer.

We need to anticipate, develop and introduce new products, services and applications on a timely and cost effective basis that keeps pace with technological developments and changing customer needs. We may encounter difficulties responding to these changes that could delay our introduction of products and services or require us to make larger than anticipated investments to maintain existing products. Software industries are characterized by rapid technological change and obsolescence, frequent product introductions, and evolving industry standards. Accordingly, it is difficult to predict the problems we may encounter in developing versions of our products and services and we may need to devote significant resources to the creation, support and maintenance of our products and services. If we fail to develop or sell products and services cost effectively that respond to these or other technological developments and changing customer needs, we may be unable to successfully market our products and services and our revenue and business could materially suffer.

Misuse Or Misappropriation Of Our Proprietary Rights Or Inadvertent Infringement By Us On The Rights Of Others Could Adversely Affect Our Results Of Operations.

The intellectual property rights in the software we intend to develop will be essential to our business. We intend to rely on a combination of the laws of copyrights, trademarks, and trade secrets, as well as license agreements, employment and employment termination agreements, third-party non-disclosure agreements, and other methods to protect our proprietary rights. We intend to enforce our intellectual property rights when we become aware of any infringements or potential infringements and believe they warrant such action. If we were unsuccessful in our ability to protect these rights, our operating results could be adversely affected. Third parties may assert infringement claims against us in the future. We may be required to modify our products, services or technologies or obtain a license to permit our continued use of those rights. We may not be able to do so in a timely manner or upon reasonable terms and conditions. Failure to do so could harm our business and operating results. In addition, we leverage certain third party generated products through license and/or royalty agreements and we have the risk that certain of these relationships will not continue or that the underlying products will not be properly supported or updated by the third parties.

If Our Security Measures Are Breached And Unauthorized Access Is Obtained To Our Web-Based Products, They May Be Perceived As Not Being Secure, Customers May Curtail Or Stop Using These Products And We May Incur Significant Legal And Financial Exposure And Liabilities.

We may develop web-based products that involve the storage of certain personal information with regard to the teachers and students using these products. If our security measures are breached and unauthorized access to this information occurs, our reputation will be damaged, our business may suffer, and we could incur significant liability. Because the techniques used to attempt unauthorized access to such systems change frequently and generally are not recognized until attempted on a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the security of our system could be harmed and we could lose sales and customers.

Claims Relating To Content Available On Or Accessible From, Our Web Sites May Subject Us To Liabilities And Additional Expense.

If we develop web-based products that incorporate content not under our direct control including content from, and links to, third-party web sites, and content uploaded by our customers, we could be subject to claims relating to this content. In addition to exposing us to potential liability, claims of this type could require us to change our web sites in a manner that could be less attractive to our customers and divert our financial and development resources.

We Rely On Government Funds For Specific Education Programs, And Our Business Could Suffer If We Fail To Comply With Rules Concerning The Receipt And Use Of The Funds

We expect to benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act provides federal funds for children from low-income families. A number of factors relating to these government programs could lead to adverse effects on our business:

●
These programs have strict requirements as to eligible students and allowable activities. If we or the charter schools that we intend to manage fail to comply with the regulations governing the programs, we or the charter schools that we intend to manage could be required to repay the funds or be determined ineligible to receive these funds, which would harm our business.

If the income demographics of a district's population were to change over the life of a management agreement for a charter school, resulting in a decrease in Title I funding for the charter school, we would receive less revenue for operating the charter school and our financial results could suffer.

●
Funding from federal and state education programs is allocated through formulas. If federal or state legislatures or, in some case, agencies were to change the formulas, we could receive less funding and the growth and financial performance of our business would suffer.

●
Federal, state and local education programs are subject to annual appropriations of funds. Federal or state legislatures or local officials could drastically reduce the funding amount of appropriation for any program, which would hurt our business and our ability to grow.

The authorization for the Elementary and Secondary Education Act, including Title I, has expired and this act is being funded by Congress on an interim appropriation basis. If Congress does not reauthorize or continue to provide interim appropriation for the Elementary and Secondary Education Act, we would receive less funding and our growth and financial results would suffer. Most federal education funds are administered through state and local education agencies, which allot funds to charter boards. These state and local education agencies are subject to extensive government regulation concerning their eligibility for federal funds. If these agencies were declared ineligible to receive federal education funds, the receipt of federal education funds by the charter schools we intend to manage could be delayed, which could in turn delay our payment from the charter schools we intend to manage. In addition, we could become ineligible to receive these funds if any of our high-ranking employees commit serious crimes.

We Could Be Subject To Extensive Government Regulation Because We Benefit From Federal Funds, And Our Failure To Comply With Government Regulations Could Result In The Reduction Or Loss Of Federal Education Funds

Because we expect to benefit from federal funds, we must also comply with a variety of federal laws and regulations not directly related to any federal education program, such as federal civil rights laws and laws relating to lobbying. Our failure to comply with these federal laws and regulations could result in the reduction or loss of federal education funds which would cause our business to suffer. In addition, our management agreements are potentially covered by federal procurement rules and regulations because our school district and charter board clients pay us, in part, with funds received from federal programs. Federal procurement rules and regulations generally require competitive bidding, awarding contracts based on lowest cost and similar requirements. If a court or federal agency determined that a management agreement was covered by federal procurement rules and regulations and was awarded without compliance with those rules and regulations, then the management agreement could be voided and we could be required to repay any federal funds we received under the management agreement, which would hurt our business.

Risks Related to Our Securities

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

●	the trading volume of our shares;

●	the number of securities analysts, market-makers and brokers following our common stock;

●	changes in, or failure to achieve, financial estimates by securities analysts;

●	new products or services introduced or announced by us or our competitors;

●	actual or anticipated variations in quarterly operating results;

●	conditions or trends in our business industries;

●	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel;

●	sales of our common stock; and

●	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the “pink sheets” and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Our common stock is subject to the “penny stock” regulations, which are likely to make it more difficult to sell.

Our common stock is considered a “penny stock,” which generally is a stock trading under $5.00 and not registered on a national securities exchange or quoted on the Nasdaq National Market. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

●	deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

●	provide the prospective investor with current bid and ask quotations for the penny stock;

●	explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;

●	provide investors monthly account statements showing the market value of each penny stock held in the their account; and

●	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. If our significant stockholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that stockholders might sell shares of our stock could depress the market for our shares.  If our significant stockholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We will issue additional shares of common stock upon conversion of our series common stock and may issue additional shares capital stock to raise capital or complete acquisitions, which would substantially reduce the equity interest of our current stockholders.

The outstanding shares of our series common stock automatically convert into 95% of the outstanding common stock (giving effect to the conversion) upon the vote of holders of two-thirds of outstanding series common stock, voting as a separate series.  In addition, we issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital.  At this time, the Company is not aware of any intent of the holders of series common stock to vote to convert into common stock.  The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing stockholders and adversely affect prevailing market prices for our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.  As the date of this report, our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company does not own any real or personal property.  The Company maintains an office at 2180 Satellite Blvd. Suite 400, Duluth, GA 30097-4927.  Its employees work from locations which are not owned or leased by the Company.

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

On April 13, 2009, the Company was notified by counsel that Agnieska Golabek and Slawomir Wrobel have brought an action against Sibling Entertainment Group Holdings, Inc., Sibling Group Theatricals, Inc., Richfield Sports, LLC, Worldwide MMA LLC, James Cardwell, Mitchell Maxwell and Richard Burnstein in their individual and corporate capacities in the District Court, Denver County of Colorado, Filing ID. 24570904 Division: 2. The purported lawsuit involves a loan, investment, and/or acquisition of an interest in Sibling Theatricals, Inc.’s mixed martial arts venture. The plaintiffs in this action have no contractual or other relationship with the Company, and appear to have no grounds for bringing a legal action against the Company.  To the best of the Company’s knowledge, the Complaint has not yet been served on any Defendants.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock was quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc., under the symbol, “SIBE” until mid-year 2009. In the fourth quarter, 2009 the Company was delisted from the OTC Bulletin Board Exchange for failure to make timely filings.

Trading in the common stock in the over-the-counter market in the preceding two years has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Year	Quarter Ending	High	Low
2009	31-Dec	$0.041	$0.041
	29-Sep	$0.0551	$0.0551
	30-Jun	$0.0155	$0.0155
	31-Mar	$0.05	$0.04
2008	31-Dec	$0.25	$0.04
	30-Sep	$0.27	$0.15
	30-Jun	$0.38	$0.16
	31-Mar	$0.52	$0.14
2007	31-Dec	$1.85	$0.56
	30-Sep	$0.55	$0.28
	30-Jun	$0.82	$0.38
	31-Mar	$0.9	$0.31

Securities Offerings and Shares Issued for Services

Date	Common Shares Issued	Common Shares Outstanding
Balance at December 31, 2008		13,074,066
Stock issued for services	9,000,000	22,074,066
Stock issued for financing	590,000	22,664,066
Balance at December 31, 2009		22,664,066

Record Holders

As of September 30, 2011, there were 126 stockholders of record (based on our transfer agent list) holding a total of 62,826,011 shares of Common stock and 9,879,854 shares of series common stock.  Holders of common stock and series common stock vote together as a single class on all matters which our stockholders are entitled to vote.  In addition, holders of series common stock are entitled to a series vote to approve certain material transactions.  Each share of equity common stock is entitled to one vote and each share of series common stock is entitled to a number of votes equal to the number of shares of common stock into which one share of series common stock is convertible on the record date of the vote.  If the Board of Directors declares a dividend on equity common stock, an equivalent dividend (based on the number of shares of equity common stock into which a share series common stock is then convertible) must be paid in respect of series common stock. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Executive Compensation Agreements

On August 1, 2009 the Company offered three (3) executive compensation agreements with its principal officers Mitchell Maxwell as its President and Chief Executive Officer; James Cardwell as its Chief Operating Officer and Chief Financial Officer; and Richard Bernstein as its Vice President reserving up to six million (6,000,000) shares and signing bonuses effective August 1, 2009 at an expense of $150,000 based upon a price at the time of issue of $0.025/share as of August 1, 2009 including the following initial estimated annual compensation and bonus share allocation; Mitchell Maxwell – President / CEO $250,000 annually, and 3,500,000 shares,  James Cardwell – COO / CFO $175,000 annually, and 1,500,000 shares. Richard Bernstein – Vice President $125,000 annually, and 1,000,000 shares.

Recent Sales of Unregistered Securities

In the fourth quarter of 2009 and in the first quarter of 2010, the Company sold 3,930,000 shares at a price of $0.05 per share or $196,500 in the aggregate to six accredited investors.  These shares were sold pursuant to our “Series B” private placement of up to 9,000,000 shares, or for an aggregate offering price of $450,000. For every two shares purchased under the “Series B” private placement, one warrant is to be issued for the purchase of one additional share at a price of $0.20 per share, and one warrant is to be issued for the purchase of one additional share at a price of $0.50 per share. Accordingly, these six investors may acquire up to an additional 3,930,000 shares.  We believe that the offer and sale of the foregoing units were exempt from the registration requirements of the Securities Act of 1933 by virtue of Sections 4(2) and 4(6) thereof and Regulation D as promulgated thereunder. The securities were offered and sold only to persons believed by us to be, and who represented to us in writing that they are, accredited investors as defined in Regulation D.

In the fourth quarter, 2009, the Company entered into an agreement with Stocks That Move LLC to provide a variety of corporate services including introducing the Company to third party marketing companies, investment bankers and other corporate promotion companies including StockThatMove.com in exchange for restricted common stock in the aggregate of 2,700,000 shares.

In the fourth quarter, 2009, the Company entered into an agreement with Vertical Innovation, Inc. to advise the Company with respect to matters concerning overall business strategy, financial and budgetary planning and management, operation structure, and general corporate governance in exchange for 3,000,000 common stock warrants at a price of $.05 and $10,000 per month payable in cash or shares of common stock, at the Company’s option.

On February 18, 2010, the Company entered into an agreement with Highlands Capital to extinguish outstanding debt owed by the Company in exchange for the Company’s common stock in the aggregate of 285,750 shares.

On November 3, 2010, the Company acted on the following matters that resulted in issuance of the Company’s common stock.

●	The Company entered into an agreement with Michael Baybak to settle outstanding debt owned by the Company in exchange for 3,300,000 shares of common stock.

●	The Company entered into an agreement with Broad Street Ventures to settle consulting fees due from the Company in exchange for 3,000,000 shares of common stock.

●	The Company entered into an agreement with Ira Gaines to provide consulting services in exchange for 1,000,000 shares of common stock.

●
The Company entered into an agreement with Jamison Firestone to provide intermediary and translation services in dealing with foreign investors in connection with the conversion of the Series AA Debentures in exchange for 600,000 shares of common stock.

●
The Company issued 2,700,000 of common stock to Mitchell Maxwell for services rendered as a member of the board of directors and in lieu of cash compensation as the Company’s Chief Executive Officer and President.

●	The Company issued 650,000 shares of common stock to Christian Fitzgerald for board of director services.

●	The Company issued 375,000 of its common stock to Richard Bernstein for board of director services.

In the fourth quarter, 2010, the Company received notice from Capital Securities Management, Inc. of their intent to exercise its 2008 warrant agreement.  Subsequently, on November 26, 2010, the Company issued to Capital Securities Management, Inc. 271,000 shares of the Company’s common stock.

In the fourth quarter, 2010, the Company received notice from Vertical Innovation, Inc. of their intent to exercise its 2009 warrant agreement. Subsequently, on November 26, 2010, the Company issued to Vertical Innovation, Inc. 3,000,000 shares of the Company’s common stock.

In the fourth quarter 2010, the Company informed Vertical Innovation, Inc. of their intention to issue common stock in payment for services rendered under the 2009 Vertical Innovation, Inc. Consulting Agreement. Subsequently, on November 3, 2010, the Company issued to Vertical Innovation, Inc. 2,600,000 shares of the Company’s common stock in payment for services rendered from November 2009 to November, 2010.  Additionally, on November 26, 2010, the Company issued to Vertical Innovation, Inc. 200,000 shares of the Company’s common stock for payment for additional services rendered in December, 2010 in relation to the acquisition of N4E.

On December 21, 2010, the Company entered into an agreement with Rochester Wealth Management to provide consulting services in connection with the conversion of the Series AA Debentures in exchange for 1,050,000 shares of common stock.

Also, on December 21, 2010, the Company acted on the following matters that resulted in issuance of the Company’s common stock.

●	The Company entered into an investor relations agreement with Bear Creek Capital to provide investor relations consulting services in exchange for 500,000 shares of common stock.

●	The Company entered into a consulting agreement with Carol Castelli to provide certain consulting services in exchange for 300,000 shares of common stock.

●	The Company entered into an agreement with Anslow & Jaclin LLP to provide certain legal services in exchange for 250,000 shares of common stock.

●	The Company entered into an agreement with Taylor Butterfield and Worth to provide certain consulting services in exchange for 200,000 shares of common stock.

●	The Company entered into an agreement with Mark Caruso to provide certain consulting services in exchange for 250,000 shares of common stock.

On December 30, 2010, the Company issued 8,839,869 shares of our series common stock pursuant to a Securities Exchange Agreement by and among the Company, N4E, and the N4E Members.

In conjunction with the acquisition of N4E, issued 1,018,947 shares of our series common stock pursuant to debt conversion agreements with the holders of the Company’s Series AA Debentures and related warrants.

During the first quarter, 2011, the Company took steps to significantly reduce outstanding debts associated with the acquisition of N4E by issuance of the Company’s common stock as follows:

On December 31, 2010, the Company entered into an agreement with Mr. Richard Smyth, pursuant to which the Company issued 2,471,500 shares of common stock in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E.

On December 31, 2010, the Company entered into an agreement with Meshugeneh LLC, pursuant to which the Company issued 4,250,000 shares of common stock in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E.

On December 31, 2010, the Company entered into an agreement with Betsey V. Peterzell, pursuant to which the Company issued 1,075,000 shares of common stock in payment of legal services rendered to N4E.

On December 31, 2010, the Company entered into an agreement with Michael Baybak, pursuant to which the Company issued 2,000,000 shares of common stock for services rendered to the Company in connection with the acquisition of N4E.

On March 1, 2011, as amended June 1, 2011, the Company entered into an agreement with Gerald F. Sullivan, pursuant to which the Company issued 1,600,000 shares of common stock for services rendered to the Company in connection with the formation and development of strategy and business plans of N4E.

On March 1, 2011, as amended June 1, 2011, the Company entered into an agreement with Viraxid Corporation, pursuant to which the Company issued 766,666 shares of common stock for accounting and bookkeeping services rendered to N4E.

On March 1, 2011, as amended June 1, 2011, the Company entered into an agreement with Stephen Carlson, pursuant to which the Company issued 966,666 shares of common stock for consulting services rendered to N4E in connection with the development of strategy and business plans of N4E and for services rendered to the Company as CEO during the first quarter of 2011.

On March 1, 2011, the Company entered into an agreement with Oswald A. Gayle, pursuant to which the Company issued 472,233 shares of common stock for services rendered to the Company as CEO during the first quarter of 2011.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Results of Operations

The Company did not generate any significant revenues within the twelve months of operation ending December 31, 2009. The Company’s net loss increased from the prior year by approximately $10,600.  Interest expense and related costs decreased this year due primarily to a decrease in the amount of debt discount in 2009.

The Company’s net loss is primarily attributable to general and administrative expenses. The general and administrative expenses include stock based compensation, consulting expenses and professional fees.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to December 31, 2009.

Capital Resources and Liquidity

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity. At year-end 2009, the Company had current assets of $1,604 and total assets of $3,243,158  as of December 31, 2009. These assets consist primarily of a note receivable currently in default and the related accrued interest from Sibling Entertainment Group, Inc., a related party of $3,241,553.   Stockholders’ deficit in the Company was $417,207 at December 31, 2009.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation” and “Description of Business”, with the exception of historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

●	our anticipated financial performance and business plan;

●	the sufficiency of existing capital resources;

●	our ability to raise additional capital to fund cash requirements for future operations;

●	uncertainties related to the Company’s future business prospects with Sibling Entertainment, Inc.;

●	the ability of the Company to generate revenues to fund future operations;

●	the volatility of the stock market and;

●	general economic conditions.

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

Effect of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) (formerly issued as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162), as the single source of authoritative nongovernmental U.S. GAAP launched on July 1, 2009.  The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered non authoritative. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is for disclosure only and will not impact our financial condition or results of operations.  The Company has adopted this pronouncement effective as of September 30, 2009. The adoption of this ASC had no impact on our financial reporting process.

On January 1, 2009, the Company adopted ASC Subtopic 815-10 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” — an amendment of FASB Statement No. 133), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under ASC Topic 815, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  Since the Company currently does not have any derivative instruments, there are no additional disclosures required.

On January 1, 2009, the company adopted guidance issued by the FASB on business combinations ASC 805 including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. In a business combination, including business combinations achieved in stages (step acquisition), the acquirer is required to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, it requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price.

The adoption has not had a material impact on the company’s financial statements.

In April 2009, the FASB issued ASC 820, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is evaluating the impact that the adoption of this standard will have on the Company's results of operations and financial condition.

In April 2009, the FASB issued ASC 820 and ASC 320-10-65 "Recognition and Presentation of Other-Than-Temporary Impairments". This ASC modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The ASC also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the ASC, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The ASC further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. ASC 820 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company has adopted this pronouncement for the quarter ended June 30, 2009; however, since the Company has no such investments in debt or equity securities, there was no impact on the Company’s financial position or results of operations as a result of the adoption.

In April 2009, the FASB issued ASC 825, "Interim Disclosures about Fair Value of Financial Instruments." This ASC essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the ASC requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, the FASB issued, "Subsequent Events ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has looked at subsequent events through September 19, 2011 and has included all subsequent events in Note 11 - Subsequent Events.

In June 2009, the FASB issued, "Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement ASC860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact ASC860 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued "Amendments to FASB Interpretation No. 46 (RASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact ASC 810-10 will have on its financial condition, results of operations or cash flows.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.

ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $ 3,658,761 at December 31, 2009 and has incurred losses of $4,763,937 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

ITEM 8.           FINANCIAL STATEMENTS

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

DECEMBER 31, 2009

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

As of December 31, 2009 and December 31, 2008

with

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sibling Entertainment Group Holdings, Inc. (a Development Stage Company)

We have audited the accompanying balance sheets of Sibling Entertainment Group Holdings, Inc. (“the Company”) (a Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from inception (December 28, 1988) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sibling Entertainment Group Holdings, Inc. for the period from inception to December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us and in our opinion, insofar as it relates to amounts for the period from inception to December 31, 2006, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Entertainment Group Holdings, Inc. as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
September 19, 2011

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
BALANCE SHEETS
As of DECEMBER 31, 2009 and DECEMBER 31, 2008

	December 31,

	2009	2008

ASSETS

Current assets:
Cash	$-	$-
Escrow with attorney	1,000	1,000
Deposits	604	604
Total current assets	1,604	1,604
Receivable from related party	3,241,553	2,858,304
Investment	1	1

Total assets	$3,243,158	$2,859,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$799,368	$395,066
Amounts due to related parties	314,947	275,209
Short-term loan payable, net of discount	2,546,050	2,555,000
Total current liabilities	3,660,365	3,225,275

Stockholders' equity
Common stock, $.0001 par value, 100,000,000 shares authorized, 22,664,066 shares as of 12/31/2009, and 13,074,066 shares as of 12/31/2008, issued and outstanding	2,266	1,307
Additional paid-in capital	4,344,464	3,982,824
Deficit accumulated during the development phase	(4,763,937)	(4,349,497)
Total stockholders' equity (deficit)	(417,207)	(365,366)

Total liabilities and stockholders' equity (deficit)	$3,243,158	$2,859,909

See notes to consolidated financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 28, 1988) TO DECEMBER 31, 2009

			Cumulative
			Amounts From
			December 28,1988
			(inception) to
	December 31,		December 31,
	2009	2008	2009

Operating expenses:
Stock for consulting	148,770	-	148,770
Stock for services	150,000	-	150,000
General and administrative costs	91,046	96,186	3,030,925
Recovery of consulting fees	-	-	(45,000)
Gain (Loss) from operations	(389,816)	(96,186)	(3,284,695)

Non-operating income (expense):
Interest income - related party	383,250	361,958	913,551
Interest expense - related party	(14,245)	(8,832)	(23,077)
Interest expense	(393,630)	(660,769)	(1,825,671)
Gain on forgiveness of debt	-	-	8,000
Write down of promissory notes	-	-	(552,046)

Net loss	$(414,440)	$(403,829)	$(4,763,937)

Loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average common shares
outstanding - basic and diluted	15,096,011	13,074,066

See notes to consolidated financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 28, 1988) TO DECEMBER 31, 2009

			Cumulative
			Amounts From
			December 28,1988
			(inception) to
	December 31,		December 31,
	2009	2008	2009

OPERATING ACTIVITIES:

Net loss	$(414,440)	$(403,829)	$(4,763,937)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock used for consulting fees	148,770	-	1,002,170
Common stock used for services	150,000	-	220,830
Common stock used for finance costs	-	-	187,500
Beneficial conversion feature on convertible debt	-	-	208,157
Amortization of debt discount	10,380	297,810	689,780
Common stock issued for organizational costs		-	33
Interest accretion on related party notes	(383,250)	(361,958)	(913,696)
Common stock issued for other services	-	-	79,903
Gain or forgivness of debt	-	-	(8,000)
Write down of promissory notes	-	-	552,047
Changes in non-cash working items
Accounts payable and accrued liabilities	404,302	289,177	1,129,128
Advances and deposits	-	-	(604)
Accrued and unpaid amounts due to related parties	84,238	80,975	441,105
Net cash used in operating activities	-	(97,825)	(1,175,584)

Net cash used in investing activities:
Promissory notes	-	-	(550,000)
Proceeds from repayment of related party interest	-	97,825	228,149
Advances to related party	-	-	(2,555,000)
Loan to Smart Card Technologies Co. Ltd.	-	-	(600,000)
Net cash used in investing activities	-	97,825	(3,476,851)

Net cash used in financing activities:
Advances to related parties	(44,500)	-	612,068
Proceeds from loan/short term debt	-	-	3,235,000
Common stock issued for cash	44,500	-	805,367
Net cash provided by finaincing activities	-	-	4,652,435

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-		-

CASH, END OF PERIOD	-	-	-

 See notes to consolidated financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 AND FOR THE PERIOD
FROM INCEPTION (DECEMBER 28, 1988) TO DECEMBER 31, 2009

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$
Balance at December 28, 1998	-	-	-	-	-	-
(date of inception)
Stock issued for organization costs	33,000	33,000	(32,967)	-	-	33
Net loss	-	-	-	-	(33)	(33)
Balances at December 31, 1988 to	33,000	33,000	(32,967)	-	(33)	-
31-Dec-96

1,000 for 1 stock split	32,967,000	-	-	-	-	-
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	-	-	-
Stock issued for cash at $5.00 per share	20,000	2	99,998	-	-	100,000
Net loss	-	-	-	-	(80,025)	(80,025)
Balance at December 31, 1997	3,020,000	302	99,731	-	(80,058)	19,975

Stock issued for services at $0.10 per share	95,000	10	9,490	-	-	9,500
Stock issued for cash at $0.14 per share	52,800	5	7,795	(2,722)	-	5,078
Net loss	-	-	-	-	(33,798)	(33,798)
Balance at December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	755

Net loss	-	-	-	-	(66,662)	(66,662)
Balance at December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,907)

2 for 1 stock split	3,167,800	317	(317)	-	-	-
Stock issued for consulting fees	320,000	32	639,968	-	-	640,000
at $2.00 per share
Stock issued to settle trade payables	20,540	2	41,078	-	-	41,080
at $2.00 per share
Stock issued for services at	11,960	2	23,918	-	-	23,920
$2.00 per share
Stock issued per preemptive rights	192	-	17	-	-	17
Stock subscriptions received	-	-	-	2,722	-	2,722
Net loss	-	-	-	-	(1,018,914)	(1,018,914)
Balance at December 31, 2000	6,688,292	670	821,680	-	(1,199,432)	(377,082)

Stock issued for consulting fees	687,500	68	54,932	-	-	55,000
and payables at $0.08 per share
Stock issued at $0.08 per share	535,000	54	42,746	-	-	42,800
for rent payable
Net loss	-	-	-	-	(227,672)	(227,672)
Balance at December 31, 2001	7,910,792	792	919,358	-	(1,427,104)	(506,954)

1 for 10 reverse stock split	(7,119,708)	(713)	713	-	-	-
Stock subscribed for converted debts	-	-	-	641,953	-	641,953
Net loss	-	-	-	-	(80,733)	(180,733)
Balance at December 31, 2002	791,084	79	920,071	641,953	(1,607,837)	(45,734

Stock issued for cash at $0.10 per share	280,000	28	27,972	-	-	28,000
Stock issued for converted debts	5,598,947	560	641,393	(641,953)	-	-
Stock issued for debt settlement	280,538	28	56,080	-	-	56,108
at $0.20 per share
Stock issued for debt settlement	52,500	5	10,495	-	-	10,500
at $0.20 per share
Stock issued for debt settlement	50,000	5	4,995	-	-	5,000
at $0.10 per share
Net loss	-	-	-	-	(100,115)	(100,115)
Balance at December 31, 2003	7,053,069	705	1,661,006	-	(1,707,952)	(46,241)

See notes to consolidated financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Developmental Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 AND FOR THE PERIOD
FROM INCEPTION (DECEMBER 28, 1988) TO DECEMBER 31, 2009

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$

Stock issued for debt settlement	735,782	73	73,505	-	-	73,578
at $0.10 per share
Stock issued for debt settlement	50,000	5	4,995	-	-	5,000
at $0.10 per share
Stock issued for services at	65,000	6	9,744	-	-	9,750
$0.15 per share
Stock issued for debt settlement	86,000	9	8,591	-	-	8,600
at $0.10 per share
Stock issued for debt settlement	277,314	28	44,717	-	-	44,745
at $0.16 per share
Stock issued for cash at $0.35 per share	871,572	87	304,963	-	-	305,050
Subscriptions receivable	-	-	-	(35,000)	-	(35,000)
Net loss	-	-	-	-	(447,411)	(447,411)
Balance at December 31, 2004	9,138,737	913	2,107,521	(35,000)	(2,155,363)	(81,929

Stock issued for cash at $0.35 per share	914,288	91	319,909	-	-	320,000
Stock issued for debt settlement	1,147,680	115	114,653	-	-	114,768
at $0.10 per share
Stock issued for debt settlement	50,000	5	24,995	-	-	25,000
at $0.50 per share
Subscriptions received	-	-	-	35,000	-	35,000
Net loss	-	-	-	-	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	-	(2,562,619)	5,583

Stock issued for finance	150,000	15	52,485	-	-	52,500
costs at $0.35 per share (Note 7)
Stock issued for consulting fees	100,000	10	35,990	-	-	36,000
at $0.36 per share
Stock issued for consulting fees	176,000	18	70,382	-	-	70,400
at $0.40 per share
Stock issued for finance	300,000	30	134,970	-	-	135,000
costs at $0.45 per share (Note 7)
Net loss	-	-	-	-	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	-	(3,095,229)	(233,127)
Beneficial conversion feature on convertible debt			208,157	-	-	208,157
Stock issued for conversion of debt	1,097,361	110	219,362	-	-	219,472
Debt forgiveness-related party debt			16,000			16,000
Warrants Issued with Loans Payable	-	-	678,400	-	-	678,400
Net Loss					(850,438)	(927,808
Balance at December 31. 2007	13,074,066	1,307	3,982,824		(3,945,668)	38,463
Net Loss					(403,829)	(403,829)
Balance at December 31. 2008	13,074,066	1,307	3,982,824	-	(4,349,497)	(365,366)

Stock issued for stcok subscriptions
costs at $0.05 per share	890,000	89	44,411	-	-	44,500
Stock issued for consulting fees
at $0.055 per share	2,700,000	270	148,500	-	-	148,770
Stock issued for services
at $0.025 per share	6,000,000	600	149,400	-	-	150,000
Finance costs from new warrants in June 2009 under Series AA debenture	-	-	19,329			19,329
Net Loss	-	-	-	-	(414,440)	(414,440)
Balance at December 31. 2009	22,664,066	2,266	4,344,464	-	(4,763,937)	(417,207)

See notes to consolidated financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 1 - Nature of Operations and Basis of Presentation

(a) Organization

Sibling Entertainment Group Holdings, Inc., referenced as the “Company”, “we”, “our”, and “us” was incorporated under the laws of the State of Texas on December 28, 1988, as “Houston Produce Corporation”. The Houston Produce Corporation was formed for the purpose of importing fruit and vegetables from Latin America for sale in the United States. The Company’s plan to import fruit and vegetables was subsequently abandoned. On June 24, 1997, the Company changed its name to “Net Masters Consultants, Inc.” as part of a plan to become a global internet service provider. The internet business plans were discarded in October of 1999. On November 27, 2002, the Company changed its name to “Sona Development Corporation” in an effort to restructure the business image to attract prospective business opportunities. Our name changed on May 14, 2007 to “Sibling Entertainment Group Holdings, Inc.”, in New York City.  The Company is considered a development stage company in accordance with ASC 915, “Development Stage Entities”.

Our business plan called for focusing on large group sales of tickets to New York based entertainment shows, mostly Broadway plays.  We intended to create a full-featured Internet website and registered the domain name Stageseats.com on May 14, 2009.  We hired an existing industry expert to head the entity and to execute the business plan.  We started booking tickets in April 2009 and continued until November 27, 2009 when we closed the business due to our manager abruptly resigning and lack of funding to continue the business.  In September 2009, the executives of SIBE discussed several different methods of obtaining intellectual property from which to launch the next Broadway play.  In the fourth quarter 2009, the Company continued to engage in additional capital efforts.  Please refer to Note 11 for subsequent activity.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $4,763,937 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. On December 31, 2009, the Company has $2,555,000 of principal due on the Series AA debentures and approximately $720,000 of accrued interest. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies (continued)

(b) Income Taxes

The Company utilizes Financial Accounting Standards Board Codification (‘ASC”), ASC 740, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income.

(c) Financial Instruments

In accordance with the requirements of ASC 825, “Financial Instruments, Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable, and amounts due to related parties approximate fair values due to the short-term maturity of the instruments.

(d) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance ASC 715, “Compensation - Retirement Benefits, Share-Based Payment”. Under the provisions of ASC 715, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and/or market price of conversion shares, and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience. Further, if the extent of the Company’s actual forfeiture rate is different from the estimate, then the stock-based compensation expense is adjusted accordingly.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718, “Stock Compensation” and ASC 505-50 “Equity Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received, or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

(e) Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method, and preferred stock using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies (continued)

(f) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) 105 (formerly issued as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB SFAS No. 162), as the single source of authoritative nongovernmental U.S. GAAP launched on July 1, 2009.  The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered no authoritative. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is for disclosure only and will not impact our financial condition or results of operations.  The Company has adopted this pronouncement effective as of September 30, 2009. The adoption of this ASC had no impact on our financial reporting process.

On January 1, 2009, the Company adopted ASC Subtopic 815-10 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” — an amendment of FASB Statement No. 133), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under ASC Topic 815, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  Since the Company currently does not have any derivative instruments, there are no additional disclosures required.

On January 1, 2009, the company adopted guidance issued by the FASB on business combinations ASC 805 including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred.

In a business combination including business combinations achieved in stages (step acquisition), the acquirer is required to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, and measured at their fair values as of that date with limited exceptions. Furthermore, it requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, and measured at their acquisition-date fair values. Additionally, it requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption has not had a material impact on the Company’s financial statements.

In April 2009, the FASB issued ASC 820, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined, and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009.  The Company is evaluating the impact that the adoption of this standard will have on the Company's results of operations and financial condition.

In April 2009, the FASB issued ASC 820 and ASC 320-10-65 "Recognition and Presentation of Other-Than-Temporary Impairments". This ASC modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The ASC also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the ASC,

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies (continued)

impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The ASC further indicates that depending on which of the above factor(s) causes the impairment to be considered other-than-temporary (1) the entire shortfall of the security's fair value versus its amortized cost basis, or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. ASC 820 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the non-credit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to the accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company has adopted this pronouncement for the quarter ended June 30, 2009; however, since the Company has no such investments in debt or equity securities, there was no impact on the Company’s financial position or the results of operations as a result of the adoption.

In April 2009, the FASB issued ASC 825, "Interim Disclosures about Fair Value of Financial Instruments." ASC 825 essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the ASC requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, the FASB issued, "Subsequent Events” ASC 855-10-05, which provides guidance to establish general standards of accounting for disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has looked at subsequent events through September 19, 2011 and has included all subsequent events in Note 11 - Subsequent Events.

In June 2009, the FASB issued, "Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement ASC860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact ASC860 will have on its financial condition, results of operations, or cash flows.

In June 2009, the FASB issued "Amendments to FASB Interpretation No. 46, ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.

ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design, and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact ASC 810-10 will have on its financial condition, results of operations, or cash flows.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies (continued)

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (1) the obligation to absorb losses of the entity, or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's consolidated results of operations or financial position.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities requires calculation of net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees.

The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies (continued)

The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non-recurring basis, and as of the reporting entity’s measurement date, if the investment meets certain criteria. The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009.  The adoption of this standard had no effect on the Company’s financial reporting.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

Note 3 - Due to Related Parties

Related party payables consist of the following:

	December 31,
	2009	2008
Due to a significant shareholder (a)	$167,356	$123,106

Due to a company with a director in common (b)	147,591	152,103

	$314,947	$275,209

The following represents related party transactions paid or accrued during the years ended December 31, 2009 and 2008.

	December 31,
	2009	2008
Consulting fees paid or accrued to a significant shareholder	$49,000	$42,000

	$49,000	$42,000

The above transactions are in the normal course of operation. Please refer to Note 11 for subsequent activity.

(a) These amounts due to a related party at December 31, 2009 and December 31, 2008, were $167,356 and $123,106 respectively.  These were due to a significant stockholder for cash loans, consulting fees, and reimbursable expenses. The Company is indebted to this significant stockholder for consulting fees of $119,000, and cash loans of $21,600, which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At December 31, 2009 and December 31, 2008, the Company had accrued $6,876 and $4,700 respectively for interest on the loans. The loans are unsecured and due on demand. Overdue payments will bear interest at 12% per annum until paid.

(b) These amounts are due to Sibling Theatricals, Inc. (STI), a company with directors in common, at December 31, 2009 and 2008, of $147,591 and $152,103, due for cash loans, interest, and expenses paid on behalf of the Company. The Company is indebted for cash loans of $51,450, which bear interest at a rate of 10% per annum. At

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 3 - Due to Related Parties (continued)

December 31, 2009 and 2008, the Company had accrued $15,529 and $4,700 respectively of interest on the loans. The company repaid $44,500 from subscription proceeds during 2009. The loans are unsecured and due on demand.

At December 31, 2009, the Company was also indebted $80,612 to Sibling Theatricals, Inc. (STI) for expenses paid on its behalf. This additional debt bears no interest and has no set term of repayment.

Related Party Receivable

In conjunction with short-term financing under Series AA debentures, the amounts received were in turn loaned to a related party, Sibling Theatricals Inc., at an annual interest rate of 13%. The interest rate increased to 15% during the extended period between June 1, 2008 and December 31, 2009.  The notes were receivable six (6) months after each borrowing.  As of December 31, 2009 and December 31, 2008, a total of $3,241,553 and $2,858,303 respectively were due from Sibling Theatrical Inc. representing notes of $2,555,000, and accrued interest of $686,553 and $303,303 (net of interest payments received of $97,825 in 2008) respectively.  Sibling Theatricals, Inc. was in default of interest payments as of December 31, 2009 and 2008. Please refer to Note 11 for subsequent activity.

Note 4 - Short-Term Notes Payable

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable in six months from the date of borrowing at an annual interest rate of 13%.

The collateral for this note comprised of;
a)	All goods of the maker
b)	All inventory of the maker
c)	All contract rights and general intangibles
d)	All documents, warehouse receipts, instruments and chattel paper of the maker
e)	All accounts and other receivables instruments or other forms of obligations and rights to payment of the maker
f)
To the extent assignable, all of the makers rights under all present and future authorizations, permits, licenses, and franchises issued or granted in connection with operations of any of its facilities

g)	All products and proceeds (including without limitation, insurance proceeds) from the above referenced pledged property

In addition to the collateral for the obligations under the Note, Mitchell Maxwell, President and Chief Executive Officer of Sibling Entertainment Group, Inc. (“Sibling Entertainment’) shall place 300,000 shares of his holdings in Sibling Entertainment’s common stock (“the Escrow Shares’) into an Escrow account held by Anslow & Jaclin, LLP, (“Escrow Agent”) for the purpose of securing prompt and complete payment and performance by the Company of all of the obligations in the Note.

As an additional collateral for the obligations under the Note, Sibling Entertainment shall place 900,000 shares of its common stock (“the Escrow Shares’) into an Escrow account held by Anslow & Jaclin, LLP, (“Escrow Agent”) for the purpose of securing prompt and complete payment and performance by the Company of all of the obligations in the Note.

In conjunction with this financing, the lenders received for each unit equal to $10,000, 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $1 per share and 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $2.50 per share.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 4 - Short-Term Notes Payable (continued)

The warrants expire within five years of the notes. The value of these warrants using the, Black-Scholes method was $678,400, with and was recorded as a discount to the debt, and was being amortized over the life of the debt. There was additional discount expense of $19,320 from modification of the underlying warrants (see below). The Company executed amendments of the Series AA warrant terms as consideration for the extension of the underlying debentures for one year. The exercise price of the AA-1 Warrant was changed to $0.50 vs. previous of $1.00 per share. The exercise price of the AA-2 Warrant was changed to $1.25 vs. previous of $2.50 per share.  The interest rate increased to 15% during the extended period.

Amortization of the debt discount of $10,380 was charged to interest expense during the period ended December 31, 2009 and $298,810 for the period ended December 31, 2008.

The fair value of the modified warrants was estimated using the following assumptions:

Risk-free interest rate	1.84%
Expected volatility	150%
Expected dividend yield	—
Expected term (in years)	3

The Company was in default on the debentures noted above at December 31, 2009.  Please refer to Note 11 for subsequent activity.  The interest rate upon default was increased to 15% and the accrued balance due for interest as of December 31, 2009 was $699,566. On June 26, 2009, the Company offered Series AA Note(s) debenture holders that in exchange for the continued deferral of all outstanding principal and current unpaid accrued interest at the rate of 15% for an additional one year until June 1, 2010. In addition, the Company would agree to the following:

1. Reduce of the purchase price of each AA-1 Warrants from $1.00 to $0.50 per share; and
2. Reduce of the purchase price of each AA-2 Warrants from $2.50 to $1.25 per share.

Note 5 - Income Taxes

The Company accounts for income taxes under FASB ASC 740 –. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

The Company had net operating loss carryforwards available to offset future taxable income approximating $4.8 million as of December 31, 2009. The Company has determined that realization of a deferred tax asset that has

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 5 - Income Taxes (continued)

resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset.  There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of December 31, 2009 and 2008. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 6 - Capital Stock

Stock-based compensation

The Company issued six million (6,000,000) shares in 2009 at an expense of $150,000 based upon the market price at the time of grant of $0.025 share to its principal officers under their respective compensation agreements.

The Company issued two million seven hundred (2,700,000) shares for consulting services at an expense of $148,770 based upon the market  price of $0.55 per share at the commitment date in October, 2009.  The consulting contract was for a period of one (1) year for the provision of day trading commentary via the internet and other electronic subscription services.

In the fourth quarter, 2009, the Company entered into an agreement with Vertical Innovation, Inc. to advise the Company with respect to matters concerning overall business strategy, financial and budgetary planning and management, operation structure, and general corporate governance in exchange for 3,000,000 common stock warrants at a price of $.05, vesting immediately, with a term of five years, and $10,000 per month payable in cash or shares of common stock, at the Company’s option. The warrants were valued at $0.032 per warrant utilizing a Black-Scholes-Merton pricing model with the following assumptions: Expected life – 2 years, volatility – 150%, dividend rate – 0, and risk-free rate – 2.21%. The Company accrued a total of $30,911 during 2009 for the cash and equity compensation earned. Please refer to Note 11 for subsequent activity related to this obligation.

Common stock subscriptions

In August 2009, the Company initiated an offering to sell up to 9 million shares of its common stock at a price of $0.05 per share (the “Series B” private placement), for an aggregate offering price of $450,000. For every two shares purchased under the “Series B” private placement, one warrant is to be issued for the purchase of one additional share at a price of $0.20 per share (the “Series BB-1 Warrant”), and one warrant is to be issued for the purchase of one additional share at a price of $0.50 per share (the “Series BB-2 Warrant”).

During 2009, the Company received $44,500 in proceeds pursuant to this offering and accordingly issued 890,000 common shares with underlying warrants granted as indicated above. At December 31, 2009, a total of 445,000 Series BB-1 Warrants and 445,000 Series BB-2 Warrants were outstanding.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 7 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for 2009 and 2008 are as follows:

	December 31,
	2009	2008
Interest	$4,093	$-

Income taxes	$-	$-

Non-cash Investing and Financing Transactions:

	December 31,
	2009	2008

Finance cost from new warrants	$19,329	$-

Note 8 - Investment

The Company entered into a letter of intent on May 20, 2004 (and amended through November 2005), with Idea One, Inc., which is a private company involved in the development of battery cell technology. The letter of intent did not culminate in a definitive agreement.

Over the term of the letter of intent the Company loaned Idea One, Inc., a total of $550,000 through a series of convertible promissory notes. The notes were written down to $1 as of December 31, 2005 as management determined they were not collectible. Further, if Idea One, Inc., shares were received, it was not possible to determine their value.

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, Inc., in full satisfaction of the loan receivable. Idea One, Inc., shares was received in the second quarter of 2006. As of December 31, 2009 and December 31, 2008, these shares are recorded at $1.

Note 9 - Proposed Merger with Sibling

On February 9, 2007, the stockholders of the Company approved an Agreement of Acquisition and Plan of Reorganization, as amended, to acquire four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. from Sibling Entertainment Group, Inc. an entertainment development and production casting company based in New York City.

Our plan of operation for 2009 was conditioned by plans to merge with Sibling Entertainment Group, Inc. Subsequent to our February 9, 2007 stockholders meeting, the SEC advised the Company that the Company was required to file a Form S-4 registration statement. The Company’s S-4 registration statement must be approved by the SEC in order to close our transaction with Sibling Entertainment Group, Inc. The Company filed the Form S-4 registration statement on August 13, 2007. After passage of time, the SEC has deemed the Form S-4 abandoned. The Company was subsequently notified that a new Form S-4 was required in order to proceed with the proposed merger. In mid-2009, the Company determined that it should abandon efforts to pursue acquisition of Sibling Entertainment, Inc.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 10 - Legal Proceedings

On December 29, 2008, Highlands Capital, Inc., a Colorado corporation brought an action against Sibling Entertainment Group Holdings, Inc., Sibling Entertainment Group, Inc., Sibling Theatricals, Inc., and Mitchell Maxwell in the District Court, Denver County of Colorado, Case No. 2009CV537; Division: 1. The Company has engaged Evans & McFarland, LLC in Denver, CO to act as litigation counsel for this matter.  The lawsuit involves issues related to Highlands Capital’s consulting services agreement with one or more of the Defendants and Highland Capital’s participation under the Company’s Series AA debentures, and other loans and investments with the other defendants. The Company obtained dismissal of several of the Plaintiff’s claims, leaving only a breach of contract claim pending against the Company. The Company has since filed an answer and asserted various counterclaims against Highlands Capital, Inc.

On April 13, 2009, the Company was notified by counsel that Agnieska Golabek and Slawomir Wrobel brought an action against Sibling Entertainment Group Holdings, Inc., Theatricals, Inc., Richfield Sports, LLC, Worldwide MMA LLC, James Cardwell, Mitchell Maxwell and Richard Bernstein in their individual and corporate capacities in the District Court, Denver County of Colorado, Filing ID. 24570904 Division: 2.  To the best of the Company’s knowledge, the Complaint has not yet been served on any Defendants.  The lawsuit involves a loan, investment, and/or acquisition of an interest in Sibling Theatricals, Inc.’s mixed martial arts venture.  The plaintiffs in this action have no contractual or other relationship with the Company, and appear to have no grounds for bringing a legal action against the Company.

In conjunction with the acquisition of N4E the Company reached an agreement with its debenture holders, whose total owed amounts are in excess of $3.6 million, to restructure the obligations. The agreement called for SIBE to move the remaining assets from its previous operations, which consist primarily of receivables and other investments subject to collection, into a newly formed subsidiary, whose ownership will be transferred pro-rata to the holders of the debentures. In addition the debenture holders will exchange their notes for shares of the same series common stock that is being issued to N4E. The shares issued will allow for the right to convert the Series shares into an amount of common stock equal to up to ten percent (10%) of shares outstanding at a later date. Any issuance of this common stock would be subject to Rule 144 of the Securities Act of 1934. The settlement with the debenture holders included consent to the acquisition of N4E. Details are set forth in an 8K filed January 6, 2011 included settlement with the individuals and organizations listed above as having filed claims against the company.

Note 11 –Subsequent Events

In the first quarter, 2010, the Company continued its consulting arrangements with Vertical Innovation, Inc. to examine its overall business strategy and business development opportunities.  These included additional opportunities in the entertainment industry as well as synergistic opportunities in other industries.

On February 18, 2010, the Company entered into an agreement with a creditor to extinguish outstanding debt owed by the Company in exchange for the Company’s restricted common stock in the aggregate of 285,750 shares.

At the end of February 2010, the Company determined it would not exercise the option to obtain the rights to a novel in development under terms of a September, 2009 agreement.

In June 2010, the Company was introduced to consultants working with Newco4Education LLC, a recently formed venture resulting from more than two years of extensive research into the fields of charter schools, education management organizations, and online learning systems.

In September 2010 we made a decision to wind down our entertainment business and instead move to develop a business that would involve providing services and products to the educational marketplace. In support of that decision we have begun the process of acquiring NEWCO4EDUCATION, LLC (N4E).  On November 12, 2010, the

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 11 –Subsequent Events (continued)

Company announced that it has reached an agreement with its debenture holders for a restructuring and that it is contemplating a move into a new business area.  On December 1, 2010, the Company announced that it intended to reorient its business focus to the growing and important education marketplace. It intends to acquire N4E as a means of initiating its participation in the educational services industry.

On November 3, 2010, the Company acted on the following matters that resulted in issuance of the Company’s restricted common stock.

•	The Company entered into an agreement with Michael Baybak to extinguish outstanding debt owed by the Company in exchange for the Company’s restricted common stock in the aggregate of 3,300,000 shares.

•
The Company entered into an agreement with Broad Street Ventures to settle consulting fees due from the Company in exchange for the Company’s restricted common stock in the aggregate of 3,000,000 shares.

•
The Company entered into an agreement with Ira Gaines to provide introduction services to financing and restructuring sources in exchange for the Company’s restricted common stock in the aggregate of 1,000,000 shares.

•
The Company entered into an agreement with Jamison Firestone to provide intermediary and translation services in dealing with foreign investors on the settlement of certain debts in exchange for restricted common stock in the aggregate of 600,000 shares.

•
The Company awarded 2,700,000 of its restricted common stock to Mitchell Maxwell for services rendered as a member of the board of directors and in lieu of cash compensation as the Company’s Chief Executive Officer and President.

•	The Company awarded 650,000 of its restricted common stock to Christian Fitzgerald for board of director services.

•	The Company awarded 375,000 of its restricted common stock to Richard Bernstein for board of director services.

In the fourth quarter, 2010, the Company received notice from Capital Securities Management, Inc. of their intent to exercise its 2008 warrant agreement.  Subsequently, on November 26, 2010, the Company issued to Capital Securities Management, Inc. 271,000 shares of the Company’s restricted common stock.

In the fourth quarter, 2010, the Company received notice from Vertical Innovation, Inc. of their intent to exercise its 2009 warrant agreement. Subsequently, on November 26, 2010, the Company issued to Vertical Innovation, Inc. 3,000,000 shares of the Company’s restricted common stock.

In the fourth quarter 2010, the Company informed Vertical Innovation, Inc. of their intention to issue common stock in lieu of cash payment for services rendered under the 2009 Vertical Innovation, Inc. Consulting Agreement. Subsequently, on November 3, 2010, the Company issued to Vertical Innovation, Inc. 2,600,000 shares of the Company’s restricted common stock for payment in full for services rendered from November 2009 to November, 2010.  Additionally, on November 26, 2010, the Company issued to Vertical Innovation, Inc. 200,000 shares of the Company’s restricted common stock for payment for additional services rendered in December, 2010 in relation to the acquisition of NEWCO4EDUCATION, LLC.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 11 –Subsequent Events (continued)

On December 21, 2010, the Company entered into an agreement with Rochester Wealth Management to provide consulting services in dealing with debenture holders in exchange for restricted common stock in the aggregate of 1,050,000 shares.  Rochester Wealth Management designated all shares to a list of individuals provided to the Company.

Also, on December 21, 2010, the Company acted on the following matters that resulted in issuance of the Company’s restricted common stock.

•
The Company entered into an investor relations agreement with Bear Creek Capital to provide investor relations consulting services in exchange for restricted common stock in the aggregate of 500,000 shares.

•	The Company entered into a consulting agreement with Carol Castelli to provide certain consulting services in exchange for restricted common stock in the aggregate of 300,000 shares.

•	The Company entered into an agreement with Anslow & Jaclin LLP to provide certain legal services in exchange for restricted common stock in the aggregate of 250,000 shares.

•	The Company entered into an agreement with Taylor Butterfield and Worth to provide certain consulting services in exchange for restricted common stock in the aggregate of 200,000 shares.

•	The Company entered into an agreement with Mark Caruso to provide certain consulting services in exchange for restricted common stock in the aggregate of 250,000 shares.

Subsequent to December 24, 2010, the Company entered into a material agreement for the acquisition.  On December 30, 2010, Sibling Entertainment Group Holdings, Inc., (the “Company” “we” or “Sibling”) entered into a Securities Exchange Agreement with N4E and the members of the N4E (the “N4E Members”).  In consideration of the purchase of N4E and its ownership assets and intellectual property for its educational strategy, N4E existing members will receive shares in a newly created series common stock. The shares issued to the N4E members will, in aggregate, have the right to convert into eighty five percent (85%) of the common stock in the Company at a later date. Any issuance of this common stock would be subject to Rule 144 of the Securities Act of 1934. In addition to other conditions, N4E shall have the right to appoint three (3) directors to the Board of Directors for SIBE, and operations will be relocated to Atlanta, Georgia.

On December 29, 2010, the Company entered into a Loan Assignment Agreement with Sibling Theatricals, Inc. and Debt Resolution, LLC a newly formed subsidiary of the Company. Pursuant to the Loan Assignment Agreement, the Company assigned to Debt Resolution, LLC all of the Company’s entertainment and theatricals assets (including the Related Party Receivable) and certain liabilities (including the remaining related party payables per Note 3) and exited the entertainment and theatricals business. Furthermore, on December 30, 2010, the Company entered into Conversion Agreements with all but one of the 44 holders of our 13% Series AA Secured Convertible Debentures.

N4E is a recently formed business with plans to move rapidly into the area of education management and the supporting software, systems and procedures to implement teaching, and learning, at a high level of performance. It is based in Atlanta, Georgia, and will focus on the charter school segment of the education industry, in both primary and secondary education. Under the terms of the agreement, N4E becomes a wholly owned subsidiary of the Company. The focus will be on providing services and technology aimed at increasing the performance in educational settings. It will operate through two (2) divisions, its Educational Management Organization (EMO) and its Technology and Services Group (TSG). The EMO intends to provide school management services, primarily

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Note 11 –Subsequent Events (continued)

within the charter school arena. The TSG division is focused on the development and deployment of software, systems and procedures to enhance the rate of learning in both primary and secondary education. It is based in Atlanta, Georgia.

At the end of the fourth quarter 2010 and during the first quarter, 2011, the Company took steps to significantly reduce outstanding debts associated with the acquisition of NEWCO4EDUCATION, LLC.  The Company acted on the following matters to resolve remaining debt arising from consulting services, legal services, or other expenses incurred by or on behalf of NEWCO4EDUCATION, LLC or in completion of the acquisition of NEWCO4EDUCATION, LLC where such action  resulted in issuance of the Company’s restricted common stock.

The Company entered into an agreement on December 31, 2010 with Mr. Richard Smyth to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted common stock in the aggregate of   2,471,500 shares at $0.02 per share.

The Company entered into an agreement on December 31, 2010 with Meshugeneh LLC to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted common stock in the aggregate of 4,250,000 shares at $0.02 per share.

The Company entered into an agreement on December 31, 2010 with Betsey V Peterzell to convert debt for legal services rendered to NEWCO4EDUCATION, LLC in exchange for the Company’s restricted common stock in the aggregate of 1,075,000 shares at $0.02 per share.

The Company entered into an agreement on December 31, 2010 with Michael Baybak for consulting services facilitating the acquisition of NEWCO4EDUCATION, LLC in exchange for the Company’s restricted common stock in the aggregate of 2,000,000 shares, recorded at par under the recapitalization of NEWCO4EDUCATION, LLC.

The Company entered into an agreement March 1, 2011 as amended June 1, 2011 with Gerald F. Sullivan to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted common stock in the aggregate of 1,600,000 shares at $0.03 per share.

The Company entered into an agreement March 1, 2011 as amended June 1, 2011 with Viraxid Corporation to convert debt for accounting and bookkeeping services for NEWCO4EDUCATION, LLC in exchange for the Company’s restricted common stock in the aggregate of 766,666 shares at $0.03 per share.

The Company entered into an agreement March 1, 2011 as amended June 1, 2011 with Stephen Carlson to convert debt for consulting services to NEWCO4EDUCATION, LLC prior to the acquisition by the Company on December 30, 2010 and debt for services as CEO during the first quarter of 2011 in exchange for the Company’s restricted common stock in the aggregate of 966,666 shares at $0.03 per share.

The Company entered into an agreement on March 1, 2011 with Oswald A. Gayle to convert debt for services as CFO during the first quarter of 2011 in exchange for the Company’s restricted common stock in the aggregate of 472,233 shares at $0.03 per share.

ITEM 9.             DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A.           CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Financial Reporting

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

The Company’s management did not assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 in accordance with a recognized framework, due to its lack of resources. However, we have identified what we believe to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were (i) lack of segregation of duties, (ii) lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise; and (iii) inadequate security over information technology. These control deficiencies resulted in audit adjustments to the Company’s 2009 and 2008 annual financial statements. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009., This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this annual report.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal years ended December 31, 2009 or 2008.

(b)     Changes in internal controls over financial reporting.

During the twelve months ended December 31, 2009, we completed a comprehensive evaluation relating to the effectiveness of disclosure controls and procedures. As a result of such review, we have implemented several changes, among which included:

•
We have more specifically defined existing key controls, and developed additional controls, applicable to the review of significant accounting transactions and the accounting treatment of such transactions

•	We have secured the services of a highly qualified accounting consultant

•	We have enhanced the documentation regarding conclusions reached in the implementation of generally accepted accounting principles

•	We have added additional levels of review by qualified personnel of the application of each key control

Based on the foregoing efforts, we believe that the material weaknesses as reported will eventually be fully remediated.

During the year ended December 31, 2009, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)
Mitchell Maxwell	56	Chairman of the Board of Directors Chief Executive Officer

Victoria Maxwell	45	Director *

James Cardwell	49	Director
		Chief Financial Officer

Richard Bernstein	55	Director

(*) Victoria Maxwell resigned as Director effective June 28, 2009. Ms. Maxwell did not resign as a result of any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

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

Victoria Maxwell was appointed a Director on February 9, 2007.  Ms. Maxwell has over twenty years in the entertainment business.  Ms. Maxwell has produced numerous theatre and film projects and co-founded three entertainment companies. She has collaborated on many projects with her brother, Mitchell Maxwell, and is co-founder and Vice President of Sibling Entertainment Group, Inc.  Ms. Maxwell is a member of the Board of Directors of the Denver Civic Theatre, Inc.

James “Jay” Cardwell was appointed a Director on February 9, 2007 and became the Chief Financial Officer as of June 28, 2007.   Mr. Cardwell has been the Chief Financial Officer and Chief Operating Officer of Sibling Entertainment Group, Inc. since 2004.  He is also the Executive director and Board Member of the Denver Civic Theatre, Inc.   Before joining Sibling Entertainment Group, Inc. Mr. Cardwell was the Deputy Director (1999-2001) of the National Jazz Museum in Harlem.  Previously, Mr. Cardwell was a consultant to Denstu, Inc. which provided consulting services to the theatrical industry and a producer of the original New York musical production of NUNSENSE.  Mr. Cardwell started his career as a CPA with Arthur Andersen in St. Louis, MO.

Richard Bernstein is a veteran of the entertainment industry with over 20 years’ experience as an artist manager, booking agent, record producer, and a theatrical stage producer.  Mr. Bernstein is President of Bernstein Entertainment Corporations and the Denver Civic theatre and is a member of the American Society of Composer, Authors and Publishers.  Mr. Bernstein has been a Director of Sibling Entertainment Group, Inc. since 2006.

In 2009, no officers or directors receive any cash compensation from the Company.

On May 25, 2010 Mr. Jay Cardwell, the Company's CFO from 2007 until October 2010, and a member of the Board of Directors from 2007 until October 2010, tendered his resignation from the Board. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On November 3, 2010, the Board appointed Christian Fitzgerald, 56 to fill the vacancy created by the resignation of Mr. Cardwell. Mr. Fitzgerald (56 years old) comes to SIBE after 25 years’ experience in finance and sales in the automotive industry. He has expertise in marketing, advertising and structuring of transactions. He graduated from Clemson University with a BS in Business Management.

On December 30, 2010, Mr. Richard Bernstein resigned from the Board of Directors, and Mr. Mitchell Maxwell resigned as Chairman and CEO. These resignations were not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Mr. Maxwell remains a member of the Board of Directors, and will chair a special committee of the Board of Directors with the responsibility for completion of an effort to bring the company's SEC reporting requirements current, along with Mr. Christian Fitzgerald, 56

On December 30, 2010, in conjunction with the acquisition of N4E, the Board of Directors of Sibling appointed following officers and directors, with a term of office that commenced December 31, 2010:

Name	Age	Positions and Offices
Gerald F. Sullivan	69	Chairman of the Board of Directors, chair of the Compensation Committee
Stephen C. Carlson	65	Director, Chief Executive Officer,
Amy Savage-Austin, PhD	41	Director and chair of the Audit Committee
Oswald A. Gayle	51	Chief Financial Officer and Secretary

Each of our current directors was appointed to serve as a director by the then existing Board of Directors and serves a term that ends at the next annual meeting of stockholders and until a successor is elected and qualified, or until his or her earlier resignation or removal.  No family relationship exists among any of our directors or executive officers.  None of our directors would be considered to be independent.

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors for a term ending at the first meeting of our Board of Directors after the next annual meeting of stockholders, or until his earlier resignation.

The following are the names and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years, of each directors and executive officers of the Company that were appointed in connection with the acquisition of N4E.

Gerald F. Sullivan.  Mr. Sullivan has served 35 years as an executive in various industries including, but not limited to, commercial banking, home health care, and application software development and sales and seven years as a college professor, teaching finance and management in classroom and online environments. He holds a Doctor of Business Administration.

Stephen C. Carlson.  Mr. Carlson has 40 years’ experience in business to business software system sales and provides strategic management consulting to a variety of technology and consumer products.  He is currently a college professor, teaching marketing and management, in classroom and online environments. His education includes a Doctor of Business Administration.

Amy Savage-Austin. Ms. Savage-Austin has 10 years’ experience, primarily in the area of finance with large publicly traded corporations.  She currently is Assistant Professor and Program Director for Undergraduate Studies at a University. She has both classroom and online teaching experience, and holds a Ph.D. in Business.

Oswald A. Gayle. Mr. Gayle is a senior financial executive with extensive public company experience. His educational background includes a Graduate Certificate of Taxation from Fordham Business School and a Bachelor of Science from the University of London. He is both a Certified Public Accountant (USA) and a Chartered Accountant (U.K.).

The following are the names, title, age, and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years, of the other non-executive members of our management team.

A. Dixon McLeod, Director of Quality and Compliance - Age 60 - Has 33 years of primary education experience as worked as classroom teacher, assistant principal, principal, central office administrator overseeing charter school applications and dean of students as well Director of Education Programs at the university level. He holds a Doctor of Education degree.

Timothy G. Drake, Director of Technology Platforms - Age 60 - Managing Partner, Higher Learning Technologies Group, LLC , fourteen years’ experience in the online education field. An executive in both for profit and not for profit organizations. Functioned as an operating executive and consultant in the online learning field, worked with numerous organizations across the country in all phases of the development and execution of online learning programs. He holds a PhD in Business.

Gerry L. Bedore Jr., Director of Technology Services - Age 54 - Dr. Bedore co-founded the Socrates Distance Learning Technologies Group, served as an Executive Committee Member of Education Management Corporation Online Higher Education, and has supported the development of world-class online programs for many of the world's most recognized colleges and universities. He has extensive teaching experience in both classroom and online environments. He has a Ph. D in Education.

Disclosure of Family Relationships.

A former director of the Corporation, Ms. Victoria Maxwell, and a current director, Mr. Mitchell Maxwell, are siblings.  Ms. Maxwell resigned as a director of the Company in 2009.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of an individuals or entities who during the period ended December 31, 2009, were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.           EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2007, 2008 and 2009. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

Summary Compensation Table

		Long Term Compensation			Annual Compensation
					Awards		Payouts
Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	LTIP payouts	All Other Compensation
		($)	($)	($)	($)	SARs(#)	($)	($)
Mitchell Maxwell ,	2009	$0	-	-	$87,500	-	-	-
President / CEO	2008		-	-		-	-	-
	2007		-	-		-	-	-
James Cardwell	2009	$0	-	-	$37,500	-	-	-
COO / CFO	2008
	2007
Richard Bernstein	2010	$0	-	-	$25,000	-	-	-
Vice President	2009		-	-		-	-	-
	2008		-	-		-	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following represents the security ownership of certain beneficial owners and management as of December 31, 2009.  See subsequent events for significant changes occurring in 2010.

Title of Class	Name and Address	Number of Shares	% of Class

Common	Zachwell LTD , Mitchell Maxwell	3,500,000	15.72%
	Chief Executive and Financial Officer, and Director
	1066-2610 West Hastings Street, Vancouver,
	British Columbia, Canada V6E 2K3

Common	Michael Baybak	3,494,371	15.49%
	2110 Drew Street, Suite 200
	Clearwater, Florida 33765

Common	James S. Cardwell	1,500,000	6.62%
	P.O. Box 312
	Peconic, New York 11958

Former executive officers and directors as a group (1)		19,250	0.85%

Current executive officers and directors as a group (4)		6,000,000	26.47%

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Amounts at December 31, 2009 of $167,356 are due to Michael Baybak, a significant stockholder, for cash loans, consulting fees and reimbursable expenses. The Company is indebted to this significant stockholder  for cash loans of $21,600 which bear interest at a rate of 10% per annum and is due from the proceeds of the next financing arranged by the Company. At December 31, 2009, the Company had accrued $6,876 of interest on the loans. The loans are unsecured and due on demand. Overdue payments will bear interest at 12% per annum until paid.  At December 31, 2009, the Company was also indebted in the amount of $19,880 to this significant stockholder for additional consulting fees and reimbursable expenses. This debt to Mr. Baybak was resolved with the issuance of stock in the amount of 3,300,000 shares of common stock on November 8, 2010.

At December 31, 2009, the Company was also indebted $80,612 to STI for expenses paid on its behalf. This additional debt bears no interest and has no set term of repayment.  The amounts are due to Sibling Theatricals, Inc. (“STI”), a company with directors in common, at December 31, 2009 and 2008 of $147,591 and $152,103, due for cash loans, interest and expenses paid on behalf of the Company. The Company is indebted for cash loans of $51,450 which bear interest at a rate of 10% per annum. At December 31, 2009, the Company had accrued $15,529 of interest on the loans. The loans are unsecured and due on demand. This matter was settled in conjunction with the acquisition of N4E on December 30, 2010.

In conjunction with the short-term financing under Series AA debentures, the amounts received were in turn loaned to a related party, Sibling Theatrical Inc. at an annual interest rate of 13% the interest rate increased to 15% during the extended period between June 1, 2008 and December 31, 2009.  The notes were receivable 6 months after each borrowing.  As of December 31, 2009 and December 31, 2008, a total of $3,241,553 and $2,594,170 respectively were due from Sibling Theatrical Inc. representing notes of $2,555,000 and accrued interest of $ 686,553 and $303,303 (net of interest payments received of $97,825) respectively.  Sibling Theatricals, Inc. is currently in default of interest payments and the repayment of these notes cannot be guaranteed prior to the end of the term of December 31, 2009. This matter was settled in conjunction with the acquisition of N4E on December 30, 2010.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Rosenberg, Rich, Baker, Berman & Company provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2009 and 2008.  The aggregate fees billed by Rosenberg, Rich, Baker, Berman & Company for the review and audit of the Company’s quarterly and annual financial statements were approximately  $16,200 and $9,650, respectfully.

Audit Related Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company no fees in 2008 and 2009 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above; and

Tax Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company $0 2008 and $0 in 2009 for professional tax services rendered.

All Other Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company no fees in 2008 and 2009 for other professional services rendered or any other services not disclosed above; and

Audit Committee Pre-Approval

The Company has a standing audit committee.  All services provided to the Company by Rosenberg, Rich, Baker, Berman & Company as detailed above were pre-approved by the Company’s audit committee. The Company’s independent auditors, Rosenberg, Rich, Baker, Berman & Company performed all work using only their own full time permanent employees.

ITEM 15.           EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on Page 63 of this Form 10-K, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the dates indicated.

Signature	Title	Date

/s/ Mitchell Maxwell	Director	October 14, 2011
Mitchell Maxwell	Chief Executive Officer & Acting Chief Financial Officer

/s/ Christian Fitzgerald	Director	October 14, 2011
Christian Fitzgerald

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Securities Exchange Agreement by and among Sibling Entertainment Group Holdings, Inc., Newco4Education I, LLC and the members of Newco4Education I, LLC dated as of December 30, 20104
3(i)	Articles of Incorporation of the Company1
3(i)(b)	Amended Articles of Incorporation of the Company1
3(i)(c)	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.2
3(i)(d)	Certificate of Designation4
3(iii)	Bylaws of the Company1
10.1	Loan Assignment Agreement by and among Sibling Entertainment Group Holdings, Inc., Sibling Theatricals, Inc., and Debt Resolution, LLC dated as of December 29, 20104
10.2	Form of Conversion Agreement, by and between Sibling Entertainment Group Holdings, Inc. and each holder of 13% Series AA Debentures4
10.3	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Mitchell Maxwell dated as of December 30, 20104
10.4	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Ray Meyers dated as of December 30, 20104
10.5	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerry L. Bedore Jr. dated as of December 30, 20104
10.6	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Timothy G. Drake dated as of December 30, 20104
10.7	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of December 30, 20104
10.8	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Amy Savage-Austin dated as of December 30, 20104
10.9	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of December 30, 20104
10.10	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and A. Dixon McLeod dated as of December 30, 20104
14	Code of Ethics dated March 1, 2004.3
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

1	Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000
2	Incorporated by reference from the Form 10K filed with the Commission on April 3, 2003
3	Incorporated by reference from the Form 10K filed with the Commission on March 30, 2004
4	Incorporated by reference form the Form 8K filed with the Commission on January 6, 2011
*	Filed herewith
**	Furnished herewith