Form 10-K
period 2010-12-31
Sibling Entertainment Group Holdings, Inc.
filed 2011-10-14
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________ .

Commission file number: 000-28311

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	76-027334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.

TABLE of CONTENTS

		Page

PART I.
Item 1.	Business	2

Item 1A.	Risk Factors	6

Item 2.	Properties	13

Item 3.	Legal Proceedings	13

PART II.

Item 5.	Market for Common Equity and Related Stockholder Matters	14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 8.	Financial Statements	20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures	36

Item 9B.	Other Information	38

PART III.

Item 10.	Directors, Officers, Promoters and Corporate Governance	39

Item 11.	Executive Compensation	40

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Principal Accounting Fees and Services	42

PART IV.

Item 15.	Exhibits	42

Signatures		43

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

Although we were unable to complete this acquisition, during the first three quarters of 2010, we actively pursued opportunities in film, theatre, real estate, management, and music publishing.  In September 2010, the Company determined that the funding required to continue the entertainment business was not available to the Company.  During the fourth quarter of 2010, the Company exited the entertainment business and acquired Newco4Education, LLC (“N4E”) and thereby entered the charter school management business.

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

ITEM 3.           LEGAL PROCEEDINGS

At the conclusion of 2010, to be best of our knowledge there are no outstanding legal proceedings involving the Company.

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

Year	Quarter Ending	High	Low
2010	31-Dec	$0.02	$0.02
	30-Sep	$0.01	$0.01
	30-Jun	$0.02	$0.02
	31-Mar	$0.0431	$0.0431
2009	31-Dec	$0.041	$0.041
	29-Sep	$0.0551	$0.0551
	30-Jun	$0.0155	$0.0155
	31-Mar	$0.05	$0.04
2008	31-Dec	$0.25	$0.04
	30-Sep	$0.27	$0.15
	30-Jun	$0.38	$0.16
	31-Mar	$0.52	$0.14

Record Holders

As of September 15, 2011, there were 126 stockholders of record (based on our transfer agent list) holding a total of 62,826,011 shares of Common stock and 9,879,854 shares of series common stock.  Holders of common stock and series common stock vote together as a single class on all matters which our stockholders are entitled to vote.  In addition, holders of series common stock are entitled to a series vote to approve certain material transactions.  Each share of equity common stock is entitled to one vote and each share of series common stock is entitled to a number of votes equal to the number of shares of common stock into which one share of series common stock is convertible on the record date of the vote.  If the Board of Directors declares a dividend on equity common stock, an equivalent dividend (based on the number of shares of equity common stock into which a share series common stock is then convertible) must be paid in respect of series common stock. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Results of Operations

The Company did not generate any significant revenues within the twelve months of operation ending December 31, 2010. The Company’s net loss amounted to $334,430. The net loss was primarily the result of the expenses surrounding the developmental costs.

The 2010 operating expenses were mainly related to accrued expenses for legal and advisory services surrounding the reverse merger and financial consultants in connection with assisting the Company in raising funds and pursuing possible acquisitions.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from June 10, 2010 (inception) to December 31, 2010.

Capital Resources and Liquidity

The Company is in the development stage.  The Company is subject to the risks associated with activities of development stage companies.  We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. Additional sources of debt will be limited, and we cannot provide assurance that these sources of funds will be available in the future.  The Company will take sufficient action to raise additional debt and or equity as the markets will allow. At year-end 2010, the Company had current assets of $89,704 and total assets of $89,704. These assets consist solely of pre-paid expenses arising from long-term contractual obligations. Stockholders’ equity (deficit) in the Company was $(376,590) at December 31, 2010.

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

(c) Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 825-10-50, “Financial Instruments-Disclosure,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, promissory notes, accounts payable and amounts due to related parties approximate fair values due to the short-term maturity of the instruments.

Effect of Recent Accounting Pronouncements

Fair Value Measurements and Disclosures ASC 820, Improving Disclosures about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows. We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $376,590 at December 31, 2010 and has incurred a loss of $334,430 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

ITEM 8.     FINANCIAL STATEMENTS

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

As of December 31, 2010

with

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sibling Entertainment Group Holdings, Inc. (a Development Stage Company)

We have audited the accompanying balance sheets of Sibling Entertainment Group Holdings, Inc. (“the Company”) (a Development Stage Company) as of December 31, 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from inception (June 10, 2010) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Entertainment Group Holdings, Inc. as of December 31, 2010 and the results of their operations and their cash flows for the period from inception (June 10, 2010) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
September 19, 2011

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
As of DECEMBER 31, 2010

ASSETS

Current assets:
Pre-paid expenses	$89,704
Total current assets	89,704

Total assets	$89,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$116,767
Accrued liabilities	91,597
Liabilities to be settled in stock	21,500
Liabilities to be settled in stock - related parties	134,430
Amounts due to related parties	42,000
Short-term notes payable	60,000
Total current liabilities	$466,294

Stockholders' equity (deficit)
Convertible series common stock, $.0001 par value, 10,000,000 shares authorized, 9,879,854 shares issued and outstanding	988
Common stock, $.0001 par value, 90,000,000 shares authorized, 46,635,816 shares issued and outstanding	4,664
Deficit accumulated during the development phase	(382,242)
Total stockholders' equity (deficit)	(376,590)

Total liabilities and stockholders' equity (deficit)	$89,704

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JUNE 10, 2010 (DATE OF INCEPTION) TO DECEMBER 31, 2010

Operating expenses:
General and administrative costs	$194,228
Professional fees	139,302
Loss from operations	(333,530)

Non-operating income (expense):
Interest expense	(900)

Net loss	$(334,430)

Earnings (loss) per common share:

Basic earnings (loss) per share:
Convertible series common	$(0.03)
Common stock	-
Diluted earnings (loss) per share:
Convertible series common	(0.03)
Common stock	-

Weighted average number of common shares outstanding:
Convertible series common	9,879,854
Common stock	46,635,816

See notes to consolidated financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 10, 2010 (DATE OF INCEPTION) TO DECEMBER 31, 2010

OPERATING ACTIVITIES:

Net loss	$(334,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	106,400
Liabilities to be settled in stock	155,930
Due to related parties	42,000
Net cash used in operating activities	(30,100)

FINANCING ACTIVITIES:

Capital contribution	100
Proceeds from notes payable	30,000
Net cash provided by operating activities	30,100

NET INCREASE (DECREASE) IN CASH	-

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	-

See notes to consolidated financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 10, 2010 (DATE OF INCEPTION) TO DECEMBER 31, 2010

						Deficit
	Convertible Series				Additional	Accumulated During the
	Common		Common		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 10, 2010 (Date of Inception)	-	$-	-	$-	$100	$-	$100

Reverse merger recapitalization	9,879,854	988	46,635,816	4,664	(100)	(47,812)	(42,260)

Net loss	-	-	-	-	-	(334,430)	(334,430)

Balance at December 31, 2010	9,879,854	$988	46,635,816	$4,664	$-	$(382,242)	$(376,590)

See notes to consolidated financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1 - Nature of Operations and Basis of Presentation

(a) Organization

Sibling Entertainment Group Holdings, Inc., referenced as the “SIBE,” “Company,” “we,” “our,” and “us” was incorporated under the laws of the State of Texas on December 28, 1988, as “Houston Produce Corporation”. On June 24, 1997, the Company changed its name to “Net Masters Consultants, Inc.” On November 27, 2002, the Company changed its name to “Sona Development Corporation” in an effort to restructure the business image to attract prospective business opportunities. Our name changed on May 14, 2007 to “Sibling Entertainment Group Holdings, Inc.”, in New York City.  Our business plan called for focusing on large group sales of tickets to New York based entertainment shows, mostly Broadway plays. We intended to create a full-featured Internet website and registered the domain name Stageseats.com on May 14, 2009.  We hired an existing industry expert to head the entity and to execute the business plan.  We started booking tickets in April 2009 and continued until November 27, 2009 when we closed the business due to our manager abruptly resigning and lack of funding to continue the business.  In September 2009, the executives of SIBE discussed several different methods of obtaining intellectual property from which to launch the next Broadway play. In the fourth quarter of 2009, the Company continued to engage in additional capital efforts. During 2010, the Company continued to pursue additional opportunities in the entertainment industry as well as synergistic opportunities in other industries.

On December 30, 2010, Sibling Entertainment Group Holdings, Inc. (SIBE), entered into a Securities Exchange Agreement with NEWCO4EDUCATION, LLC (“N4E”), and the members of N4E. Pursuant to the Securities Exchange Agreement, SIBE has acquired N4E in exchange for 8,839,869 shares of SIBE’s newly authorized convertible series common stock. For accounting purposes, the acquisition has been treated as an acquisition of SIBE by N4E and as a recapitalization of N4E’s equity. N4E is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of N4E. As part of the recapitalization of N4E,  the equity transactions since its inception have been retroactively restated to include the equivalent shares of the Company’s common stock received in the merger.  Accordingly, the statement of changes in shareholders’ deficit reflects the restatement of these transactions. The consolidated financial statements are based on the historical consolidated financial statements of N4E after giving effect to the reverse merger.

The Company, through its wholly-owned subsidiary, N4E, focuses on providing services and technology aimed at increasing the performance in educational settings and operates through two (2) divisions, its Educational Management Organization (EMO) and its Technology and Services Group (TSG). The EMO intends to provide school management services, primarily within the charter school arena. The TSG division is focused on the development and deployment of software, systems and procedures to enhance the rate of learning in both primary and secondary education. It is based in Atlanta, Georgia. The Company is considered a development stage company in accordance with ASC 915, “Development Stage Entities”.

 (b) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $334,430 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

(d) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance ASC 718, “Stock Compensation”. Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and/or market price of conversion shares, and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience. Further, if the extent of the Company’s actual forfeiture rate is different from the estimate, then the stock-based compensation expense is adjusted accordingly.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505-50 “Equity Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received, or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - Summary of Significant Accounting Policies (continued)

(e) Recent Accounting Pronouncements

Fair Value Measurements and Disclosures ASC 820, Improving Disclosures about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows. We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

Note 3 - Net Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. This guidance requires companies that have multiple classes of equity securities to use the “two class” or “if converted method” in computing earnings per share.  We compute loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The Company has excluded all common equivalent shares outstanding for warrants to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. The Company had in place an issuance of warrants per Stock Subscription

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Net Loss Per Share (continued)

Agreement – Series BB – 2009, whereby holders were entitled to received one of each of the Series BB-1 and BB-2 warrants for each two shares subscribed. There were two types of warrants, a) three year warrant to purchase common stock at an exercise price of $0.20 per share (the “BB-1 Warrant”), and b) three year warrant to purchase shares of SIBE common stock at an exercise price of $0.50 per share (the “BB-2 Warrant”). At the period ended December 31, 2010 there were a total of 2,165,000 of Series BB-1 and 2,165,000 of series BB-2 outstanding.

Note 4 - Pre-paid expenses

Prep-paid expenses are comprised of:

December 31,
2010
Total value of share compensation over term	$153,000

Less: Compensation expense to date	(63,296)

$89,704

On November 3, 2010, the Company issued 3,000,000 shares of common stock at a value of $0.051 per share, as compensation to Broad Street Ventures, LLC. This was based on an agreement entered into on March 5, 2010 (commitment date) for a period of two years and was non-cancelable by either party. Broad Street Ventures, LLC, was engaged on a non-exclusive basis to provide advice to the Company regarding its capital formation program.

Note 5 - Due to Related Parties

Related party payables consist of the following:

December 31,
2010
Liabilities to be settled in stock - related parties	$134,430

$134,430

Richard P. Smyth, and Meshugeneh, LLC, (Mr. Smyth is the sole member and manager of Meshugeneh, LLC), both of which were significant shareholders of the Company, had balances owed to them by the Company in the amounts of $49,430 and $85,000 respectively at December 30, 2010 for consulting services on a non-exclusive basis.

On December 31, 2010, the Company agreed to permit settlement of the liabilities at a conversion price per share of $0.02 equal to the face of the debt, the conversion price being the price of the stock on that day on the parent’s books. Any issuance of this common stock would be subject to Rule 144 of the Securities Act of 1934. These liabilities were settled after year-end (see Note 10).

December 31,
2010
Due to a significant shareholder	$42,000

$42,000

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 5 - Due to Related Parties (continued)

Stephen C. Carlson was contracted through December 31, 2010 as a consultant to provide advisory services on a non-exclusive basis. At December 31, 2010 the Company owed $10,000 to Mr. Carlson for these provided services.

Gerald F. Sullivan was contracted through December 31, 2010 as a consultant to provide advisory services on a non-exclusive basis. At December 31, 2010 the Company owed $32,000 to Mr. Sullivan for these provided services.

These liabilities were settled after year-end (see Note 10).

Note 6 - Short-Term Notes Payable

Short term notes payable consists of the following:

December 31,
2010
Short-term Note	$30,000
Debenture	30,000

Total Short-term Notes Payable	$60,000

At December 31, 2010 the Company had a note payable balance of $30,000. This represents a short term note with an annual interest rate of 12.0%. In the event that a Liquidity Event occurs earlier than the agreed to three month period, then the full principal amount together with any interest due and outstanding, shall become payable in full no later than five business following the liquidity event, or the fifth business day following the Liquidity Event, whichever is earlier.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,018,947 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE.  Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $13,138 as of December 31, 2010.

Note 7 - Income Taxes

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

The Company had net operating loss carryforwards (“NOL”) available to offset future taxable income approximating $7.0M as of December 31, 2010. In general, the rules of Internal Revenue Code (“IRC”) Section 382 apply to limit a corporation's

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 7 - Income Taxes (continued)

ability to utilize existing NOL carryovers once the corporation experiences an "ownership change." In general, the rules of IRC Section 382 allow post-change corporations to use pre-change NOLs, but limit the amount that may be used annually to a percentage of the entity value of the corporation at the date of change of ownership. We do not have an accrual for uncertain tax positions as of December 31, 2010.  If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 8 - Supplemental Cash Flow Information

Non-Cash Investing and Financing Activities:

Effect of reverse merger recapitalization -

Net liabilities transferred during reverse merger recapitalization:
Prepaid expenses	$89,704
Accounts payable	(10,367)
Accrued expenses	(91,597)
Short term notes payable	(30,000)

$(42,260)

Equity issued to effect reverse merger recapitalization:
Series B Common	$(988)
Common Stock	(4,664)

Adjustments to capital account structure	$(47,912)

Summary of adjustments:
Additional paid-in capital	$100
Deficit accumulated during development stage	47,812

$47,912

Note 9 – Reverse Merger with NEWCO4EDUCATION, LLC

On December 30, 2010, the Company, pursuant to a Securities Exchange Agreement, acquired all of the outstanding membership interests of NEWCO4EDUCATION, LLC by issuance of 8,839,869 shares of convertible series common stock. Each share of series common stock will entitle the holder thereof to a number of votes equal to the series conversion ratio determined as of the record date on all matters submitted to a vote of the stockholders of the Corporation. The holders of Series Common Stock shall be entitled to receive dividends when, as, and if declared by the Board of Directors out of funds legally available for that purpose. The Exchange Agreement was contingent on the consummation of two other transactions, which were completed as follows:

On December 29, 2010, the Company entered into a Loan Assignment Agreement with Sibling Theatricals, Inc. ("STI") and Debt Resolution, LLC ("DR LLC"), a newly formed subsidiary of the Company. Pursuant to the Loan Assignment Agreement, the Company assigned the Loan Receivable with STI and the related accrued interest receivable and certain related liabilities underlying these theatrical assets for 1 million membership interests in DR

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 9 – Reverse Merger with NEWCO4EDUCATION, LLC (continued)

LLC. The Company's ownership interest in DR LLC was transferred to the Series AA debenture holders the next day as part of the settlement of those debt obligations (see below). The Company effectively exited the theatricals business as a result of these transactions.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA convertible debentures held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,018,947 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of DR LLC in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against the Company.

For accounting purposes, the acquisition has been treated as an acquisition of the Company by N4E and as a recapitalization of N4E. The historical financial statements prior to December 30, 2010 are those of N4E. The Pro forma information giving effect to the merger transactions noted above as if the merger took place on June 10, 2010 (date of inception - N4E) is as follows:

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
PROFORMA COMBINED BALANCE SHEETS
December 31, 2010

	Sibling Entertainment Group Holdings, Inc.	Debt Resolution, LLC	Newco4Ed, LLC	Proforma Adjustments		Proforma Combined
	December 29, 2010	December 29, 2010	December 31, 2010	December 31, 2010		December 31, 2010

ASSETS

Current assets:
Cash	$0	$0	$0	$0		$0
Pre-paid expenses	89,704	-	-	-		89,704
Escrow with Attorney	1,000	-	-	(1,000)	(a)	-
Deposits	604	-	-	(604)	(a)	-
Total current assets	91,308	-	-	(1,604)		89,704
Receivable from related party	3,716,190	-	-	(3,716,190)	(a)	-
Investment	1	-	-	(1)	(a)	-

Total assets	$3,807,499	$0	$0	$(3,717,795)		$89,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,367	$-	$106,400	$-		$116,767
Accrued liabilities	1,113,363	-	-	(1,021,766)	(b)	91,597
Liabilities to be settled in stock	155,930	-	-	-		155,930
Amounts due to related parties	73,667	-	42,000	(73,667)	(b)	42,000
Intercompany	(155,930)	-	155,930	-		-
Short-term loan payable, net of discount	2,555,000	-	30,000	(2,525,000)	(b)	60,000
Total current liabilities	$3,752,397	$-	$334,330	$(3,620,433)		$466,294

Stockholders' equity
Convertible series common stock, $.0001 par value, 10,000,000 shares authorized	-	-	-	104	(b)
				884	(c)	988
Common stock, $.0001 par value, 90,000,000 shares authorized	4,664	-	-	-		4,664
Additional paid-in capital	7,055,754	-	100	1,865,330	(b)
				(8,921,184)	(c)	-

Deficit accumulated during the development phase	(7,005,316)	-	(334,430)	(3,717,795)	(a)
				1,754,999	(b)
				8,920,300	(c)	(382,242)

Total stockholders' equity (deficit)	55,102	-	(334,330)	(97,362)		(376,590)

Total liabilities and stockholders' equity (deficit)	$3,807,499	$-	$-	$(3,717,795)		$89,704

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
PRO FORMA COMBINED STATEMENT OF OPERATIONS
Period from June 10, 2010 (Inception) through December 31, 2010

	Sibling Entertainment Group Holdings, Inc. through December 29, 2010	Debt Resolution, LLC through December 29, 2010	Newco4Ed, LLC through December 31, 2010	Proforma Adjustments		Proforma Combined through December 31, 2010
Operating expenses:
Stock for consulting	$303,782	$-		(303,782)	(c)	$-
Stock for services	74,500	-		(74,500)	(c)	-
General and administrative costs	29,936	-	333,530	1,604	(a)
				(31,540)	(c)	333,530
Bad debt expense	-	-		3,716,191	(a)
				(3,716,191)	(c)	-
Recovery of consulting fees	-	-				-
Gain (Loss) from operations	(408,218)	-	(333,530)	408,218		(333,530)

Non-operating income (expense):
Interest income - related party	383,250	-		(383,250)	(c)	-
Interest expense - related party	(6,689)	-		6,689	(c)	-
Interest expense	(392,200)	-	(900)	392,200	(c)	(900)
Gain on sale of investment	-	-		73,667	(b)
				(73,667)	(c)	-
Gain on forgiveness of debt	47,912	-		1,681,332	(b)
				(1,729,244)	(c)	-
Write down of promissory notes	-	-				-

Net loss	$(375,945)	$-	$(334,430)	$375,945		$(334,430)

Loss per share - basic and diluted	$(0.01)					$(0.01)

Weighted average common shares outstanding - basic and diluted	28,413,611	-	-	18,222,205		46,635,816

Notes to Pro forma Statements

(a)	To record transfer of theatrical assets and liabilities to Debt Resolution, LLC pursuant to Loan Assignment Agreement, and record bad debt expense for full write-down of assets to fair value

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 9 – Reverse Merger with NEWCO4EDUCATION, LLC (continued)

Notes to Pro forma Statements (continued)

(b)	To record settlement of convertible debentures via issuance of 1,039,985 shares of convertible series common stock and 100% of membership interests of Debt Resolution, LLC

(c)	To record effect of reverse merger recapitalization of N4E

The historical information in Statement of Operations for SIBE was for period from January 1, 2010 to December 29,   2010.

Note 10 - Legal Proceedings

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Note 11 –Subsequent Events

Sibling Entertainment Group Holdings, Inc., elected on January 5, 2011 to amend the service contract of Mr. Gerald. F. Sullivan by extending it for the 2011 calendar year and it may be cancelled at any time with 30 days’ notice.

In 2011, the Company took steps to significantly reduce outstanding debts associated with the acquisition of N4E.  The Company acted on the following matters to resolve remaining debt arising from consulting services, legal services, or other expenses incurred by or on behalf of  N4E or in completion of the acquisition of N4E where such action  resulted in issuance of the Company’s restricted Common Stock.

The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Gerald F. Sullivan to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted Common Stock in the aggregate of 1,600,000 shares at $.03 per share.

The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Viraxid Corporation to convert debt for accounting and bookkeeping services for N4E in exchange for the Company’s restricted Common Stock in the aggregate of 766,666 shares at $.03 per share.

The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Stephen Carlson to convert debt for consulting services to N4E prior to the acquisition by the Company on December 30, 2010 and debt for services as CEO during the first quarter of 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 966,666 shares at $.03 per share.

The Company entered into an agreement with Oswald A. Gayle on March 1, 2011 to convert debt for services as CFO during the first quarter of 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 472,233 shares at $.03 per share.

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

The Company’s management did not assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 in accordance with a recognized framework, due to its lack of resources. However, we have identified what we believe to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were (i) lack of segregation of duties, (ii) lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise; and (iii) inadequate security over information technology. These control deficiencies resulted in audit adjustments to the Company’s 2010 and 2009 annual financial statements. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010.  This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal years ended December 31, 2010 or 2009.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, based upon an evaluation of the effectiveness of disclosure controls and procedures, the Company has determined that there are material weaknesses in our disclosure controls and procedures.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the twelve months ended December 31, 2010, we continued our comprehensive evaluation relating to the effectiveness of disclosure controls and procedures. As a result of such review, we have implemented several changes, among which included:

▪	We have started the documentation of formal policies and procedures necessary to adequately review significant accounting transactions

▪
We have more specifically defined existing key controls, and developed additional controls, applicable to the review of significant accounting transactions and the accounting treatment of such transactions

▪	We have implemented a formal audit committee with a financial expert, and the Company now has the board oversight role within the financial reporting process

▪	We have enhanced the documentation regarding conclusions reached in the implementation of generally accepted accounting principles

▪	We have added additional levels of review by qualified personnel of the application of each key control

Based on the foregoing efforts, we believe that the material weaknesses as reported will eventually be fully remediated.

During the year ended December 31, 2010, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of an individuals or entities who during the period ended December 31, 2010, were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.           EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2008, 2009 and 2010. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

	Summary Compensation Table
		Long Term Compensation			Annual Compensation
					Awards		Payouts
Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	LTIP payouts	All Other Compensation
		($)	($)	($)	($)	SARs(#)	($)	($)
Mitchell Maxwell,	2010	$0	-	-		-	-	-
President / CEO	2009	$0	-	-	$87,500	-	-	-
	2008	$0	-	-		-	-	-
James Cardwell	2010	$0
COO / CFO	2009	$0			$37,000
	2008
Richard Bernstein	2010	$0	-	-		-	-	-
Vice President	2009	$0	-	-	$25,000	-	-	-
	2008	$0	-	-		-	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2010, the number of shares of our common stock and series common stock  beneficially owned by (a) each person or group who was known to us to be the beneficial owner of more than 5% of either of our outstanding common stock or outstanding series common stock, (b) each of our current directors, (c) our chief executive officer and chief financial officer; and (d) all our directors and executive officers, as a group (6 persons). Unless otherwise noted, the business address of each individual listed below is c/o Sibling Entertainment Group Holdings, Inc., 2180 Satellite Blvd, Suite 400, Duluth, GA 30097. The beneficial ownership percentages reflected in the table below are based on 46,635,816 shares of our common stock and 9,879,854 shares of our series common stock outstanding as of December 31, 2010.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percentage of Total Shares of Outstanding Common Stock (1)
Greater than 5% stockholders:
Foundation For Innovation in Education, Inc	3,263,869(2)	31.38%
Richard P. Smyth	1,037,800(2)(5)	9.98%
Directors and named executive officers:
Amy Savage-Austin	261,000(2)	2.51%
Stephen C. Carlson	476,500(2)	4.58%
Christian Fitzgerald	650,000(3)	*%
Mitchell Maxwell	4,177(2)(4) 5,000,000(3)	*%
Oswald A. Gayle	200,000(2)	1.92%
Gerald F. Sullivan	518,900(2)	4.99%
All directors and executive officers as a group (6 persons)	5,650,000(3) 1,460,577(2)(4)	14.65%

*  Less than 1%

(1) "Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days.  Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2010 are deemed outstanding for computing the ownership percentage of the person holding such options, but are not deemed outstanding for computing the ownership percentage of any other person.  Restricted stock is included in the beneficial ownership amounts even though it may not be transferred

(2) Shares of series common stock. As of December 31, 2010, each share of series common stock is convertible into 89.68558685 shares of common stock and entitles and the holder thereof to 89.68558685 votes.

(3) Shares of common stock

(4) Includes 4,177 shares of series common stock registered in the name of Zachwell, Ltd. which is owned by Mitchell Maxwell.

(5) Includes 518,900 shares of series common stock registered in the name of  Meshugeneh, LLC. Mr. Smyth is the sole member and manager of Meshugeneh, LLC.

As a result of the issuance of securities described below, a change in control has occurred.

On December 30, 2010, pursuant to the Securities Exchange Agreement described in Item 1.01 of Form 8-K filed January 6, 2011, the N4E members collectively hold 8,839,869 shares of our series common stock. The shares of Series Common Stock issued to the N4E members represents in the aggregate, 85% of the voting power of the Company and upon conversion of the series common stock into our common stock, the N4E members will hold 85% of the shares of common stock outstanding on the date of conversion.

Securities Offerings and Shares Issued for Services

Date	Common Shares Issued	Common Shares Outstanding
Balance at December 31, 2009		22,664,066
Stock issued for debt or warrant conversion	9,456,750	32,120,816
Stock issued for consulting and legal fees	7,350,000	39,470,816
Stock issued for services	3,725,000	43,195,816
Stock issued for financing	3,440,000	46,635,816
Balance at December 31, 2010		46,635,816

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Rosenberg, Rich, Baker, Berman & Company provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2010 and 2009.  The aggregate fees billed by Rosenberg, Rich, Baker, Berman & Company for the review and audit of the Company’s quarterly and annual financial statements were approximately $10,000 and $10,000, respectfully.

Audit Related Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company no fees in 2010 and 2009 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above; and

Tax Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company no fees in 2010 and 2009 for professional tax services rendered; and

All Other Fees

Rosenberg, Rich, Baker, Berman & Company billed to the Company no fees in 2010 and 2009 for other professional services rendered or any other services not disclosed above; and

Audit Committee Pre-Approval

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