Form 10-Q
period 2009-09-30
Sibling Entertainment Group Holdings, Inc.
filed 2011-10-21
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

2180 Satellite Blvd, Suite 400, Duluth, GA 30097
(Address of Principal Executive Office)          (Postal Code)

(404) 551-5274
 (Issuer’s telephone number)

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

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	4
Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and the period December 28, 1988 (inception) to September 30, 2009 (unaudited)	5
Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the period December 28, 1988 (inception) to September 30, 2009 (unaudited)	6
Statements of Stockholder’s Equity (Deficit) for the period December 28, 1988 (inception) to September 30, 2009 (unaudited)	7
Notes to Financial Statements (unaudited)	9
ITEM 2. MANAGEMENT'S PLAN OF OPERATION	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4. CONTROLS AND PROCEDURES	22

PART II.	24
ITEM 1. LEGAL PROCEEDINGS	24
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4. REMOVED AND RESERVED	24
ITEM 5. OTHER INFORMATION	24
ITEM 6. EXHIBITS	25
SIGNATURES	26

INDEX TO EXHIBITS	27

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash	$-	$-
Escrow with Attorney	1,000	1,000
Deposits	604	604
Total current assets	1,604	1,604
Receivable from related party	3,145,741	2,858,304
Investment	1	1

Total assets	$3,147,346	$2,859,909

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$699,987	$395,066
Amounts due to related parties	312,435	275,209
Short-term Loan Payable, net of discount	2,541,178	2,555,000
Total current liabilities	3,553,600	3,225,275

Stockholders' equity
Common stock, $.0001 par value, 100,000,000 shares authorized, 13,074,066 shares as of 09/30/2009, and 13,074,066 shares as of 12/31/2008, issued and outstanding	1,307	1,307
Additional paid-in capital	4,002,154	3,982,824
Deficit accumulated during the development phase	(4,409,715)	(4,349,497)
Total stockholders' equity (deficit)	(406,254)	(365,366)

Total liabilities and stockholders' equity	$3,147,346	$2,859,909

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Amounts From
					December 28,1988
	Three months ended,		Nine months ended,		(inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Operating expenses:
General and administrative costs	$15,099	$21,497	$49,043	$75,622	$2,988,922
Recovery of consulting fees	-	-	-	-	(45,000)
Gain (Loss) from operations	(15,099)	(21,497)	(49,043)	(75,622)	(2,943,922)

Non-operating income (expense):
Interest income	95,813	95,813	287,438	265,087	817,739
Interest expense	(103,210)	(97,702)	(298,613)	(570,004)	(1,739,486)
Gain on forgiveness of debt	-	-	-	-	8,000
Write down of promissory notes	-	-	-	-	(552,046)

Net loss	$(22,496)	$(23,386)	$(60,218)	$(380,539)	$(4,409,715)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average common shares outstanding - basic and diluted	13,074,066	13,074,066	13,074,066	13,074,066

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Amounts From
			December 28,1988
			(inception) to
	Nine Months Ended September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES:

Net loss	$(60,218)	$(380,539)	$(4,409,715)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock used for consulting fees	-	-	853,400
Common stock used for services	-	-	70,830
Common stock used for finance costs	-	-	187,500
Beneficial conversion feature on convertible debt	-	-	208,157
Amortization of debt discount	5,508	298,810	684,908
Common stock issued for organizational costs	-	-	33
Interest accretion on related party notes	(287,437)	(248,924)	(817,883)
Common stock issued for other services	-	-	79,903
Gain or forgiveness of debt	-	-	(8,000)
Write down of promissory notes	-	-	552,047
Changes in non-cash working items	-	-	-
Accounts payable and accrued liabilities	304,921	129,088	1,029,747
Advances and deposits	-	-	(604)
Accrued and unpaid amounts due to related parties	37,226	100,489	394,093
Net cash used in operating activities	-	(101,076)	(1,175,584)

Net cash used in investing activities:
Promissory notes	-	-	(550,000)
Proceeds from repayment of related party interest	-	101,076	127,075
Advances to related party	-	-	(2,555,000)
Loan to Smart Card Technologies Co. Ltd.	-	-	(600,000)
Net cash used in investing activities	-	101,076	(3,577,925)

Net cash used in financing activities:
Advances from related parties	-	-	656,568
Proceeds from loan/short term debt	-	-	3,235,000
Common stock issued for cash	-	-	760,867
Net cash provided by financing activities	-	-	4,652,435

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	-	-	-

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 28, 1988 (Inception) To September 30, 2009
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$
Balance at December 28, 1988 (date of inception)	-	-	-	-	-	-
Stock issued for organization costs	33,000	33,000	(32,967)	-	-	33
Net loss	-	-	-	-	(33)	(33)
Balances at December 31, 1988 to 31-Dec-96	33,000	33,000	(32,967)	-	(33)	-

1,000 for 1 stock split	32,967,000	-	-	-	-	-
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	-	-	-
Stock issued for cash at $5.00 per share	20,000	2	99,998	-	-	100,000
Net loss	-	-	-	-	(80,025)	(80,025)
Balance at December 31, 1997	3,020,000	302	99,731	-	(80,058)	19,975

Stock issued for services at $0.10 per share	95,000	10	9,490	-	-	9,500
Stock issued for cash at $0.14 per share	52,800	5	7,795	(2,722)	-	5,078
Net loss	-	-	-	-	(33,798)	(33,798)
Balance at December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	755

Net loss	-	-	-	-	(66,662)	(66,662)
Balance at December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,907)

2 for 1 stock split	3,167,800	317	(317)	-	-	-
Stock issued for consulting fees at $2.00 per share	320,000	32	639,968	-	-	640,000
Stock issued to settle trade payables at $2.00 per share	20,540	2	41,078	-	-	41,080
Stock issued for services at $2.00 per share	11,960	2	23,918	-	-	23,920
Stock issued per preemptive rights	192	-	17	-	-	17
Stock subscriptions received	-	-	-	2,722	-	2,722
Net loss	-	-	-	-	(1,018,914)	(1,018,914)
Balance at December 31, 2000	6,688,292	670	821,680	-	(1,199,432)	(377,082)

Stock issued for consulting fees and payables at $0.08 per share	687,500	68	54,932	-	-	55,000
Stock issued at $0.08 per share for rent payable	535,000	54	42,746	-	-	42,800
Net loss	-	-	-	-	(227,672)	(227,672)
Balance at December 31, 2001	7,910,792	792	919,358	-	(1,427,104)	(506,954)

1 for 10 reverse stock split	(7,119,708)	(713)	713	-	-	-
Stock subscribed for converted debts	-	-	-	641,953	-	641,953
Net loss	-	-	-	-	(180,733)	(180,733)
Balance at December 31, 2002	791,084	79	920,071	641,953	(1,607,837)	(45,734

Stock issued for cash at $0.10 per share	280,000	28	27,972	-	-	28,000
Stock issued for converted debts	5,598,947	560	641,393	(641,953)	-	-
Stock issued for debt settlement at $0.20 per share	280,538	28	56,080	-	-	56,108
Stock issued for debt settlement at $0.20 per share	52,500	5	10,495	-	-	10,500
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Net loss	-	-	-	-	(100,115)	(100,115)
Balance at December 31, 2003	7,053,069	705	1,661,006	-	(1,707,952)	(46,241)

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
FOR THE PERIOD FROM DECEMBER 28, 1988 (Inception) To September 30, 2009
 (Unaudited)

Deficit
Accumulated
		Additional		During the
Common Stock		Paid-in	Stock	Development
Shares	Amount	Capital	Subscriptions	Stage	Total
	$	$	$	$	$
Stock issued for debt settlement at $0.10 per share	735,782	73	73,505	-	-	73,578
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Stock issued for services at $0.15 per share	65,000	6	9,744	-	-	9,750
Stock issued for debt settlement at $0.10 per share	86,000	9	8,591	-	-	8,600
Stock issued for debt settlement at $0.16 per share	277,314	28	44,717	-	-	44,745
Stock issued for cash at $0.35 per share	871,572	87	304,963	-	-	305,050
Subscriptions receivable	-	-	-	(35,000)	-	(35,000)
Net loss	-	-	-	-	(447,411)	(447,411)
Balance at December 31, 2004	9,138,737	913	2,107,521	(35,000)	(2,155,363)	(81,929

Stock issued for cash at $0.35 per share	914,288	91	319,909	-	-	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	-	-	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	-	-	25,000
Subscriptions received	-	-	-	35,000	-	35,000
Net loss	-	-	-	-	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	-	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	-	-	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	-	-	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	-	-	70,400
Stock issued for finance costs at $0.45 per share (Note 7)	300,000	30	134,970	-	-	135,000
Net loss	-	-	-	-	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	-	(3,095,229)	(233,127)
Beneficial conversion feature on convertible debt			208,157	-	-	208,157
Stock issued for conversion of debt	1,097,361	110	219,362	-	-	219,472
Debt forgiveness-related party debt			16,000			16,000
Warrants Issued with Loans Payable	-	-	678,400	-	-	678,400
Net Loss					(850,439)	(850,439)
Balance at December 31. 2007	13,074,066	1,307	3,982,824		(3,945,668)	38,463
Net Loss					(403,829)	(403,829)
Balance at December 31. 2008	13,074,066	1,307	3,982,824	-	(4,349,497)	(365,366)
Net Loss					(60,218)	(60,218)
Finance costs from new warrants in June 2009 under Series AA debenture			19,330			19,330
Balance at September 30, 2009	13,074,066	1,307	4,002,154	-	(4,409,715)	(406,254)

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

(a) Organization

Sibling Entertainment Group Holdings, Inc., referenced as the “Company,” “we,” “our,” and “us” was incorporated under the laws of the State of Texas on December 28, 1988, as “Houston Produce Corporation”. The Houston Produce Corporation was formed for the purpose of importing fruit and vegetables from Latin America for sale in the United States. The Company’s plan to import fruit and vegetables was subsequently abandoned. On June 24, 1997, the Company changed its name to “Net Masters Consultants, Inc.” as part of a plan to become a global internet service provider. The internet business plans were discarded in October of 1999. On November 27, 2002, the Company changed its name to “Sona Development Corporation” in an effort to restructure the business image to attract prospective business opportunities. Our name changed on May 14, 2007 to “Sibling Entertainment Group Holdings, Inc.”, in New York City.  The Company is considered a development stage company in accordance with ASC 915, “Development Stage Entities”.

Our business plan called for focusing on large group sales of tickets to New York based entertainment shows, mostly Broadway plays.  We intended to create a full-featured Internet website and registered the domain name Stageseats.com on May 14, 2009.  We hired an existing industry expert to head the entity and to execute the business plan.  We started booking tickets in April 2009 and continued until November 27, 2009 when we closed the business due to our manager abruptly resigning and lack of funding to continue the business.  In September 2009, the executives of SIBE discussed several different methods of obtaining intellectual property from which to launch the next Broadway play.  In the fourth quarter of 2009, the Company continued to engage in additional capital efforts. The strategic direction of the Company significantly changed in 2010 (see Note 11 – Subsequent Events).

(b) Going Concern

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $4,409,715 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. On September 30, 2009 the Company had $2,555,000 of principal due on the Series AA debentures and $316,316 of related accrued interest. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
 (Unaudited)

Note 2 - Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

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

(f) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification
(“ASC”) 105 (formerly issued as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB SFAS No. 162), as the single source of authoritative non-governmental U.S. GAAP launched on July 1, 2009.  The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered no authoritative. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is for disclosure only and will not impact our financial condition or results of operations.  The Company has adopted this pronouncement effective as of September 30, 2009. The adoption of this ASC had no impact on our financial reporting process.

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

In May 2009, the FASB issued, "Subsequent Events” ASC 855-10-05, which provides guidance to establish general standards of accounting for disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has looked at subsequent events through February 10, 2010 and has included all subsequent events in Note 11 - Subsequent Events.

In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

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

Note 3 - Due to Related Parties

Related party payables consist of the following:

	September 30,	December 31,
	2009	2008
Due to a significant shareholder (a)	$145,494	$123,106

Due to a company with a director in common (b)	166,941	152,103

	$312,435	$275,209

The above transactions are in the normal course of operation.

(a) These amounts due to a related party at September 30, 2009 and December 31, 2008, were $145,494 and $123,106 respectively.  These were due to a significant shareholder for cash loans, consulting fees, and reimbursable expenses. The Company is indebted to this significant shareholder for cash loans of $21,600, which bear interest at a rate of ten percent (10%) per annum and is due from the proceeds of the next financing arranged by the Company. At September 30, 2009 and December 31, 2008, the Company had accrued $6,332 and $4,700 respectively for interest on the loans. The loans are unsecured and due on demand. Overdue payments will bear interest at twelve percent (12%) per annum until paid.

 (b) These amounts are due to STI, a company with directors in common, at September 30, 2009 and 2008, of $166,941 and $152,103, due for cash loans, interest, and expenses paid on behalf of the Company. The Company is indebted for cash loans of $51,450, which bear interest at a rate of ten percent (10%) per annum. At September 30, 2009 and 2008, the Company had accrued $7,554 and $4,700 respectively of interest on the loans. The loans are unsecured and due on demand.

At September 30, 2009, the Company was also indebted $106,650 to Sibling Theatricals, Inc. (STI) for expenses paid on its behalf. This additional debt bears no interest and has no set term of repayment.

Related Party Receivable

In conjunction with short-term financing under Series AA debentures, the amounts received were in turn loaned to a related party, Sibling Theatricals Inc., at an annual interest rate of thirteen percent (13%). The interest rate increased to fifteen percent (15%) during the extended period between June 1, 2008 and September 30, 2009.  The notes were receivable six months after each borrowing. As of September 30, 2009 and December 31, 2008, a total of $3,145,741and $2,594,170 respectively were due from Sibling Theatrical Inc. representing notes of $2,555,000, and accrued interest of $590,741 and $303,303 (net of interest payments received of $97,825 in 2008) respectively.  Sibling Theatricals, Inc. is currently in default of interest payments.

As of December 31, 2010, these items have been resolved (see Note 12 – Subsequent Events)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
 (Unaudited)

Note 4 - Short-Term Notes Payable

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable in six months from the date of borrowing at an annual interest rate of thirteen percent (13%).

The collateral for this note comprised of:
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

In addition to the collateral for the obligations under the Note, Mitchell Maxwell, President and Chief Executive Officer of Sibling Entertainment Group, Inc. (“Sibling Entertainment’) placed 300,000 shares of his holdings in Sibling Entertainment’s common stock (“the Escrow Shares’) into an Escrow account held by Anslow & Jaclin, LLP, (“Escrow Agent”) for the purpose of securing prompt and complete payment and performance by the Company of all of the obligations in the Note.

As additional collateral for the obligations under the Note, the Company 900,000 shares of its common stock (“the Escrow Shares’) into an Escrow account held by Anslow & Jaclin, LLP, (“Escrow Agent”) for the purpose of securing prompt and complete payment, and performance by the Company of all of the obligations in the Note.

In conjunction with this financing, the lenders received for each unit equal to $10,000, 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $1 per share and 10,000 stock purchase warrants to purchase 10,000 shares of common stock at $2.50 per share.

The warrants expire within five years of the notes. The value of these warrants using the, Black-Scholes method was $678,400, with and was recorded as a discount to the debt, and was being amortized over the life of the debt. There was additional discount recorded of $19,330 from modification of existing warrants (see below). The Company executed amendments of the Series AA warrant terms as consideration for the extension of the underlying debentures for one year. The exercise price of the AA-1 Warrant was changed to $0.50 vs. previous of $1.00 per share. The exercise price of the AA-2 Warrant was changed to $1.25 vs. previous of $2.50 per share.  The interest rate increased to fifteen percent (15%) during the extended period. Amortization of the debt discounted was $5,508 for the three months ended September 30, 2009.

The fair value of the modified warrants was estimated using the following assumptions:

Risk-free interest rate	1.84%
Expected volatility	150%
Expected dividend yield	—

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
 (Unaudited)

Note 4 - Short-Term Notes Payable (continued)

As of September 30, 2009, the Company was in default on the debentures noted above.  The interest rate upon default was increased to fifteen percent (15%) and the accrued balance due for interest as of September 30, 2009 was $590,741 On June 26, 2009, the Company offered Series AA Note(s) debenture holders that in exchange for the continued deferral of all outstanding principal and current unpaid accrued interest at the rate of fifteen percent (15%) for an additional one year until June 1, 2010. In addition, the Company would agree to the following:

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

The Company had net operating loss carryforwards available to offset future taxable income approximating $4.4 million as of September 30, 2009. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset.  There are no other material deferred tax positions recorded by the Company.

Note 6 - Capital Stock

Stock based compensation

For the period January 1, 2009 through September 30, 2009, the Company did not issue any new shares of common stock.

Note 7 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for 2009 and 2008 are as follows:

	September 30,	December 31,
	2009	2008
Interest	$4,036	$4,093

Income taxes	$-	$-

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 7 - Supplemental Cash Flow Information (continued)

Non-cash Investing and Financing Transactions:

	September 30,
	2009	2008

Finance cost from new warrants	$19,330	$-

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

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, Inc., in full satisfaction of the loan receivable. Idea One, Inc., shares was received in the second quarter of 2006. As of September 30, 2009 and December 31, 2009, these shares are recorded at $1.

Note 9 - Proposed Merger with Sibling

On February 9, 2007, the shareholders of the Company approved an Agreement of Acquisition and Plan of Reorganization, as amended, to acquire four wholly owned subsidiaries: Sibling Theatricals, Inc. (STI), Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. from Sibling Entertainment Group, Inc. an entertainment development and production casting company based in New York City.

Our plan of operation for 2009 was conditioned by plans to merge with Sibling Entertainment Group, Inc. Subsequent to our February 9, 2007 shareholders meeting, the SEC advised the Company that the Company was required to file a Form S-4 registration statement. The Company’s S-4 registration statement must be approved by the SEC in order to close our transaction with Sibling Entertainment Group, Inc. The Company filed the Form S-4 registration statement on August 13, 2007. After passage of time, the SEC has deemed the Form S-4 abandoned. The Company was subsequently notified that a new Form S-4 was required in order to proceed with the proposed merger. In mid-2009, the Company determined that it should abandon efforts to pursue acquisition of Sibling Entertainment, Inc.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 10 - Legal Proceedings

On December 29, 2008, Highlands Capital, Inc., a Colorado corporation brought an action against Sibling Entertainment Group Holdings, Inc., Sibling Entertainment Group, Inc., Sibling Theatricals, Inc., and Mitchell Maxwell in the District Court, Denver County of Colorado, Case No. 2009CV537; Division: 1.  The Company has engaged Evans & McFarland, LLC in Denver, CO to act as litigation counsel for this matter.  The lawsuit involves issues related to Highlands Capital’s consulting services agreement with one or more of the Defendants and Highlands Capital’s participation under the Company’s Series AA debentures, and other loans and investments with the other defendants. The Company obtained dismissal of several of the Plaintiff’s claims, leaving only a breach of contract claim pending against the Company. The Company has since filed an answer and asserted various counterclaims against Highlands Capital, Inc.  This claim has been settled (see Note 11 – Subsequent Events)

On April 13, 2009, the Company was notified by counsel that Agnieska Golabek and Slawomir Wrobel brought an action against Sibling Entertainment Group Holdings, Inc., Theatricals, Inc., Richfield Sports, LLC, Worldwide MMA LLC, James Cardwell, Mitchell Maxwell and Richard Burnstein in their individual and corporate capacities in the District Court, Denver County of Colorado, Filing ID. 24570904 Division: 2. To the best of the Company’s knowledge, the Complaint has not yet been served on any Defendants.  The lawsuit involves a loan, investment, and/or acquisition of an interest in Sibling Theatricals, Inc.’s mixed martial arts venture.  The plaintiffs in this action have no contractual or other relationship with the Company, and appear to have no grounds for bringing a legal action against the Company.  This claim has been settled (see Note 11 – Subsequent Events)

Note 11 –Subsequent Events

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

On November 3, 2010, the Company acted on the following matters that resulted in issuance of the Company’s restricted Common Stock.

●	The Company entered into an agreement with Michael Baybak to extinguish outstanding debt owed by the Company in exchange for the Company’s restricted Common Stock in the aggregate of 3,300,000 shares.

●
The Company entered into an agreement with Broad Street Ventures to settle consulting fees due from the Company in exchange for the Company’s restricted Common Stock in the aggregate of 3,000,000 shares.

●
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

●
The Company awarded 2,700,000 of its restricted Common Stock to Mitchell Maxwell for services rendered as a member of the board of directors and in lieu of cash compensation as the Company’s Chief Executive Officer and President.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
 (Unaudited)

Note 11 –Subsequent Events (continued)

●	The Company awarded 650,000 of its restricted Common Stock to Christian Fitzgerald for board of director services.

●	The Company awarded 375,000 of its restricted Common Stock to Richard Bernstein for board of director services.

On November 12, 2010, the Company announced that it has reached an agreement with its debenture holders for a restructuring and that it is contemplating a move into a new business area.  On December 1, 2010, the Company announced that it intended to reorient its business focus to the growing and important education marketplace. It intends to acquire N4E as a means of initiating its participation in the educational services industry.

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
 (Unaudited)

Note 11 –Subsequent Events (continued)

On December 29, 2010, the Company entered into a Loan Assignment Agreement with Sibling Theatricals, Inc. (STI) and Debt Resolution, LLC a newly formed subsidiary of the Company. Pursuant to the Loan Assignment Agreement, the Company assigned to Debt Resolution, LLC all of the Company’s entertainment and theatricals assets and exited the entertainment and theatricals business. Furthermore, on December 30, 2010, the Company entered into Conversion Agreements with all but one of the 44 holders of our thirteen percent (13%) Series AA Secured Convertible Debentures.

On December 30, 2010, the Company entered into a material agreement for the acquisition.  Sibling Entertainment Group Holdings, Inc., (the “Company,” “we,” “us,” or “Sibling”) entered into a Securities Exchange Agreement with N4E and the members of the N4E (the “N4E Members”).  In consideration of the purchase of N4E, and its ownership assets and intellectual property for its educational strategy, N4E existing members will receive shares in a newly created Series Common Stock. The shares issued to the N4E members will, in aggregate, have the right to convert into eighty five percent (85%) of the common stock in the Company at a later date. Any issuance of this common stock would be subject to Rule 144 of the Securities Act of 1934. In addition to other conditions, N4E shall have the right to appoint three directors to the Board of Directors for SIBE, and operations will be relocated to Atlanta, Georgia.

N4E is a recently formed business with plans to move rapidly into the area of education management and the supporting software, systems and procedures to implement teaching, and learning, at a high level of performance. It is based in Atlanta, Georgia, and will focus on the charter school segment of the education industry, in both primary and secondary education. Under the terms of the agreement, N4E becomes a wholly owned subsidiary of the Company. The focus will be on providing services and technology aimed at increasing the performance in educational settings. It will operate through two (2) divisions, its Educational Management Organization (EMO) and its Technology and Services Group (TSG). The EMO intends to provide school management services, primarily within the charter school arena. The TSG division is focused on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the nine months ended September 30, 2009, the Company’s operations were limited to satisfying continuous public disclosure requirements, seeking our alternative business opportunities, and entering into an agreement with Sibling Entertainment Group, Inc. The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.  Lack of material result ended with a change in strategic direction in 2010. See Subsequent Events disclosure in the accompanying financial statements.

Net Loss

For the period from inception to September 30, 2009, the Company recorded a net loss of $4,409,715. The Company’s net loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include stock based compensation, consulting expenses and professional fees.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to September 30, 2009.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $1,604 and $3,147,346 respectively as of September 30, 2009. These assets consist of an escrow with an attorney of $1,000, a related party receivable of $3,145,741, and investments of $1.  Net stockholders equity in the Company was $ (406,254) at September 30, 2009.

The Company borrowed an aggregate of $51,450 as of September 30, 2009 from Sibling Entertainment Group, Inc. (“SEGI”) on several convertible promissory notes. The convertible promissory notes, as amended, bore interest of 10% per annum payable upon demand.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

With the abandonment of the plan for acquisition of Sibling Entertainment Group, Inc. in June, 2009, the Company was faced with the need to obtain loans from shareholders or pursue alternative private equity placements in order to maintain its continuous disclosure requirements until such time as an alternative acquisition or merger candidate is identified. The Company took steps in the fourth quarter 2009 and throughout the first quarter fiscal 2010 to actively pursue alternative business opportunities with the assistance of outside consultants.

In the fourth quarter of 2009 and in the first quarter of 2010, the Company sold 3,930,000 shares at a price of $0.05 per share or $196,500 in the aggregate to six accredited investors.  These shares were sold pursuant to our “Series BB” private placement of up to 9,000,000 shares, or for an aggregate offering price of $450,000. For every two shares purchased under the “Series BB” private placement, one warrant is to be issued for the purchase of one additional share at a price of $0.20 per share, and one warrant is to be issued for the purchase of one additional share at a price of $0.50 per share. Accordingly, these six investors may acquire up to an additional 3,930,000 shares

For the period ending September 30, 2009, the corporate offices continue to be hosted in the SEGI offices in New York, New York. This was done in 2007 to reduce Company general and administrative expenses.

The Company has no current plans for the purchase or sale of any plant or equipment.

There are no employees at the Company.  The Company has no current plans to add employees.

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended September 30, 2009 and  2008 included in this Form 10-Q, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

(c) Financial Instruments

In accordance with the requirements of Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, promissory notes, accounts payable and amounts due to related parties approximate fair values due to the short-term maturity of the instruments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Effect of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification
(“ASC”) 105 (formerly issued as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB SFAS No. 162), as the single source of authoritative non-governmental U.S. GAAP launched on July 1, 2009.  The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered no authoritative. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is for disclosure only and will not impact our financial condition or results of operations.  The Company has adopted this pronouncement effective as of September 30, 2009. The adoption of this ASC had no impact on our financial reporting process.

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

In May 2009, the FASB issued, "Subsequent Events” ASC 855-10-05, which provides guidance to establish general standards of accounting for disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has looked at subsequent events through February 10, 2010 and has included all subsequent events in the notes to the financial statements.

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

Going Concern

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $3,551,996 at September 30, 2009 and has incurred losses of $4,409,715 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Going Concern (continued)

can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4T. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

a)     Evaluation of disclosure controls and procedures

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009. This report does not include an attestation report of our

ITEM 4T. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES (CONTINUED)

a)     Evaluation of disclosure controls and procedures (continued)

registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2009 and 2008.

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

(b)     Changes in internal controls over financial reporting (continued)

During the nine months ended September 30, 2009, we continued our comprehensive evaluation relating to the effectiveness of disclosure controls and procedures. As a result of such review, we have implemented several changes, among which included:

■	We have started the documentation of formal policies and procedures necessary to adequately review significant accounting transactions

■
We have more specifically defined existing key controls, and developed additional controls, applicable to the review of significant accounting transactions and the accounting treatment of such transactions

■	We have implemented a formal audit committee with a financial expert, and the Company now has the board oversight role within the financial reporting process

■	We have enhanced the documentation regarding conclusions reached in the implementation of generally accepted accounting principles

■	We have added additional levels of review by qualified personnel of the application of each key control

Based on the foregoing efforts, we believe that the material weaknesses as reported will eventually be fully remediated.

During the nine months ended September 30, 2009, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

EXEMPTION FROM REGISTRATION

The securities issued in the private placement financing transaction were issued without registration with the Commission, pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.  The securities are offered and sold only to accredited investors as defined in Regulation D.  This exemption applies because the Company did not make any public offer to sell any securities, but rather, the Company only offered securities to persons known to the Company to be accredited investors and only sold securities to persons who represented to the Company in writing that they are accredited investors.

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

On August 11, 2009, the Company received a Default and Demand for Payment equal to $175,000 in principal and accrued interest of approximately $49,019.

ITEM 4. (REMOVED AND RESERVED)

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

Shares were subsequently issued in accord with these agreements, however, no salary or cash payment was made to officers and directors under these agreements.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 27 this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the dates indicated.

Signature	Title	Date

/s/ Mitchell Maxwell	Director Chief Executive Officer	October 20, 2011
Mitchell Maxwell	& Acting Chief Financial Officer

/s/ Christian Fitzgerald	Director	October 20, 2011
Christian Fitzgerald

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description

31.1	28	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	29	Certification of the Chief financial Offer pursuant to Rule 13aq-14 of the Securities and Exchange Act of 1934 as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	30	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	31	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	32	Series BB Subscription Agreement and Series BB-1 Warrant Form and Series BB-2 Warrant Form