Form 10-Q
period 2010-03-31
Sibling Entertainment Group Holdings, Inc.
filed 2011-10-21
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)

ASSETS

Current assets:
Cash	$-	$-
Escrow with Attorney	1,000	1,000
Prepaid expenses	147,341	-
Deposits	604	604
Total current assets	148,945	1,604
Receivable from related party	3,337,366	3,241,553
Investment	1	1

Total assets	$3,486,312	$3,243,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$932,030	$799,368
Amounts due to related parties	148,660	314,947
Short-term Loan Payable, net of discount	2,550,816	2,546,050
Total current liabilities	3,631,506	3,660,365

Stockholders' equity
Common stock, $.0001 par value, 100,000,000 shares authorized, 25,989,816 shares as of 03/31/2010, and 22,664,066 shares as of 12/31/2009, issued and outstanding	2,599	2,266
Additional paid-in capital	4,668,419	4,344,464
Deficit accumulated during the development phase	(4,816,212)	(4,763,937)
Total stockholders' equity (deficit)	(145,194)	(417,207)

Total liabilities and stockholders' equity	$3,486,312	$3,243,158

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Amounts From
			December 28,1988
	Three months ended,		(inception) to
	March 31,		March 31,
	2010	2009	2010
Operating expenses:
General and administrative costs	$47,509	$25,604	$3,377,204
Recovery of consulting fees	-	-	(45,000)
Gain (Loss) from operations	(47,509)	(25,604)	(3,332,204)

Non-operating income (expense):
Interest income	95,813	95,813	1,009,364
Interest expense	(100,579)	(97,702)	(1,949,326)
Gain on forgiveness of debt	-	-	8,000
Write down of promissory notes	-	-	(552,046)

Net loss	$(52,275)	$(27,493)	$(4,816,212)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	24,925,416	13,074,066

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Amounts From
			December 28,1988
			(inception) to
	Three Months Ended March 31,		March 31,
	2010	2009	2010
OPERATING ACTIVITIES:

Net loss	$(52,275)	$(27,493)	$(4,816,212)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock used for consulting fees	5,659	-	1,007,829
Common stock used for services	-	-	220,830
Common stock used for finance costs	-	-	187,500
Beneficial conversion feature on convertible debt	-	-	208,157
Amortization of debt discount	4,766	-	694,546
Common stock issued for organizational costs	-	-	33
Interest accretion on related party notes	(95,813)	(95,813)	(1,009,509)
Common stock issued for other services	-	-	79,903
Gain or forgiveness of debt	-	-	(8,000)
Write down of promissory notes	-	-	552,047
Changes in non-cash working items	-	-	-
Accounts payable and accrued liabilities	137,663	110,890	1,266,791
Advances and deposits	-	-	(604)
Accrued and unpaid amounts due to related parties	(152,000)	12,416	289,105
Net cash used in operating activities	(152,000)	-	(1,327,584)

Net cash used in investing activities:
Promissory notes	-	-	(550,000)
Proceeds from repayment of related party interest	-	-	228,149
Advances to related party	-	-	(2,555,000)
Loan to Smart Card Technologies Co. Ltd.	-	-	(600,000)
Net cash used in investing activities	-	-	(3,476,851)

Net cash used in financing activities:
Advances from related parties	-	-	612,068
Proceeds from loan/short term debt	152,000	-	3,387,000
Common stock issued for cash	-	-	805,367
Net cash provided by financing activities	152,000	-	4,804,435

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	-	-	-

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIODS FROM DECEMBER 28, 1988 (Inception) To March 31, 2010
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$
Balance at December 28, 1988 (date of inception)	-	-	-	-	-	-
Stock issued for organization costs	33,000	33,000	(32,967)	-	-	33
Net loss	-	-	-	-	(33)	(33)
Balances at December 31, 1988 to 31-Dec-96	33,000	33,000	(32,967)	-	(33)	-

1,000 for 1 stock split	32,967,000	-	-	-	-	-
Cancelled 30,000,000 shares	(30,000,000)	(32,700)	32,700	-	-	-
Stock issued for cash at $5.00 per share	20,000	2	99,998	-	-	100,000
Net loss	-	-	-	-	(80,025)	(80,025)
Balance at December 31, 1997	3,020,000	302	99,731	-	(80,058)	19,975

Stock issued for services at $0.10 per share	95,000	10	9,490	-	-	9,500
Stock issued for cash at $0.14 per share	52,800	5	7,795	(2,722)	-	5,078
Net loss	-	-	-	-	(33,798)	(33,798)
Balance at December 31, 1998	3,167,800	317	117,016	(2,722)	(113,856)	755

Net loss	-	-	-	-	(66,662)	(66,662)
Balance at December 31, 1999	3,167,800	317	117,016	(2,722)	(180,518)	(65,907)

2 for 1 stock split	3,167,800	317	(317)	-	-	-
Stock issued for consulting fees at $2.00 per share	320,000	32	639,968	-	-	640,000
Stock issued to settle trade payables at $2.00 per share	20,540	2	41,078	-	-	41,080
Stock issued for services at $2.00 per share	11,960	2	23,918	-	-	23,920
Stock issued per preemptive rights	192	-	17	-	-	17
Stock subscriptions received	-	-	-	2,722	-	2,722
Net loss	-	-	-	-	(1,018,914)	(1,018,914)
Balance at December 31, 2000	6,688,292	670	821,680	-	(1,199,432)	(377,082)

Stock issued for consulting fees and payables at $0.08 per share	687,500	68	54,932	-	-	55,000
Stock issued at $0.08 per share for rent payable	535,000	54	42,746	-	-	42,800
Net loss	-	-	-	-	(227,672)	(227,672)
Balance at December 31, 2001	7,910,792	792	919,358	-	(1,427,104)	(506,954)

1 for 10 reverse stock split	(7,119,708)	(713)	713	-	-	-
Stock subscribed for converted debts	-	-	-	641,953	-	641,953
Net loss	-	-	-	-	(80,733)	(80,733)
Balance at December 31, 2002	791,084	79	920,071	641,953	(1,607,837)	(45,734

Stock issued for cash at $0.10 per share	280,000	28	27,972	-	-	28,000
Stock issued for converted debts	5,598,947	560	641,393	(641,953)	-	-
Stock issued for debt settlement at $0.20 per share	280,538	28	56,080	-	-	56,108
Stock issued for debt settlement at $0.20 per share	52,500	5	10,495	-	-	10,500
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Net loss	-	-	-	-	(100,115)	(100,115)
Balance at December 31, 2003	7,053,069	705	1,661,006	-	(1,707,952)	(46,241)

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
FOR THE PERIODS FROM DECEMBER 28, 1988 (Inception) To March 31, 2010
 (Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$

Stock issued for debt settlement at $0.10 per share	735,782	73	73,505	-	-	73,578
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Stock issued for services at $0.15 per share	65,000	6	9,744	-	-	9,750
Stock issued for debt settlement at $0.10 per share	86,000	9	8,591	-	-	8,600
Stock issued for debt settlement at $0.16 per share	277,314	28	44,717	-	-	44,745
Stock issued for cash at $0.35 per share	871,572	87	304,963	-	-	305,050
Subscriptions receivable	-	-	-	(35,000)	-	(35,000)
Net loss	-	-	-	-	(447,411)	(447,411)
Balance at December 31, 2004	9,138,737	913	2,107,521	(35,000)	(2,155,363)	(81,929)

Stock issued for cash at $0.35 per share	914,288	91	319,909	-	-	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	-	-	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	-	-	25,000
Subscriptions received	-	-	-	35,000	-	35,000
Net loss	-	-	-	-	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	-	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	-	-	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	-	-	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	-	-	70,400
Stock issued for finance costs at $0.45 per share (Note 7)	300,000	30	134,970	-	-	135,000
Net loss	-	-	-	-	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	-	(3,095,229)	(233,127)
Beneficial conversion feature on convertible debt			208,157	-	-	208,157
Stock issued for conversion of debt	1,097,361	110	219,362	-	-	219,472
Debt forgiveness-related party debt			16,000			16,000
Warrants Issued with Loans Payable	-	-	678,400	-	-	678,400
Net Loss					(850,438)	(850,438)
Balance at December 31. 2007	13,074,066	1,307	3,982,824		(3,945,668)	38,463
Net Loss					(403,829)	(403,829)
Balance at December 31. 2008	13,074,066	1,307	3,982,824	-	(4,349,497)	(365,366)

Stock issued for stock subscriptions costs at $0.05 per share	890,000	89	44,411	-	-	44,500
Stock issued for consulting fees at $0.055 per share	2,700,000	270	148,500	-	-	148,770
Stock issued for services at $0.025 per share	6,000,000	600	149,400	-	-	150,000
Finance costs from new warrants in June 2009 under Series AA debenture	-	-	19,329			19,329
Net Loss	-	-	-	-	(414,440)	(414,440)
Balance at December 31. 2009	22,664,066	2,266	4,344,464	-	(4,763,937)	(417,207)

Stock issued to settle related party payables costs at $0.05 per share	285,750	29	14,259	-	-	14,288
Stock issued for consulting fees at $0.05 per share	3,040,000	304	151,696	-	-	152,000
Warrants issued for consulting services costs at $0.05 per share			153,000	-	-	153,000
Related party debt forgiveness			5,000	-	-	5,000
Net Loss					(52,275)	(52,275)
Balance at March 31, 2010	25,989,816	2,599	4,668,419	-	(4,816,212)	(145,194)

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
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

Our business plan called for focusing on large group sales of tickets to New York based entertainment shows, mostly Broadway plays.  We intended to create a full-featured Internet website and registered the domain name Stageseats.com on May 14, 2009.  We hired an existing industry expert to head the entity and to execute the business plan.  We started booking tickets in April 2009 and continued until November 27, 2009 when we closed the business due to our manager abruptly resigning and lack of funding to continue the business.  In September 2009, the executives of SIBE discussed several different methods of obtaining intellectual property from which to launch the next Broadway play.  In the fourth quarter of 2009, the Company continued to engage in additional capital efforts. The strategic direction of the Company significantly changed in 2010 (see Note 12 – Subsequent Events)

(b) Going Concern

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $4,816,212 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. On March 31, 2010 the Company had $2,555,000 of principal due on the Series AA debentures and approximately $818,000 of accrued interest. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
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
MARCH 31, 2010
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
MARCH 31, 2010
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

Note 3 - Due to Related Parties

Related party payables consist of the following:

	March 31,	Decmber 31,
	2010	2009
Due to a significant shareholder (a)	$81,681	$167,356

Due to a company with a director in common (b)	66,979	147,591

	$148,660	$314,947

The above transactions are in the normal course of operation.

(a) These amounts due to a related party at March 31, 2010 and December 31, 2009, were $81,681 and $167,356 respectively.  These were due to a significant shareholder for cash loans, consulting fees, and reimbursable expenses. The Company is indebted to this significant shareholder for cash loans of $21,600, which bear interest at a rate of ten percent (10%) per annum and is due from the proceeds of the next financing arranged by the Company. At March 31, 2010 and December 31, 2009, the Company had accrued $6,876 and $6,876 respectively for interest on the loans. The loans are unsecured and due on demand. Overdue payments will bear interest at twelve percent (12%) per annum until paid. The remaining balance at March 31, 2010 and December 31, 2009 is for unreimbursed expenses paid on behalf of the Company.

(b) These amounts are due to STI, a company with directors in common, at March 31, 2010 and December 31, 2009, of $66,979 and $147,591 respectively, due for cash loans, interest, and expenses paid on behalf of the Company. The Company is indebted for cash loans of $51,450, which bear interest at a rate of ten percent (10%) per annum. At March 31, 2010 and December 31, 2009 the Company had accrued $15,529 and $15,529 respectively of interest on the loans. The loans are unsecured and due on demand. During the three months ended March 31, 2010, the Company repaid $152,000 against these obligations from proceeds from stock subscriptions during the period.

At December 31, 2009, the Company was also indebted $80,612 to Sibling Theatricals, Inc. (STI) for expenses paid on its behalf. This additional debt bears no interest and has no set term of repayment.

Related Party Receivable

In conjunction with short-term financing under Series AA debentures, the amounts received were in turn loaned to a related party, Sibling Theatricals Inc., at an annual interest rate of thirteen percent (13%). The interest rate increased to fifteen percent (15%) during the extended period between June 1, 2008 and March 31, 2010.  The notes were receivable six months after each borrowing.  As of March 31, 2010 and December 31, 2009, a total of $3,337,366 and $3,241,553 respectively were due from Sibling Theatrical Inc. representing notes of $2,555,000, and accrued interest of $782,366 and $686,553 (net of interest payments received of $97,825 in 2008) respectively.  Sibling Theatricals, Inc. is currently in default of interest payments.

As of December 31, 2010, these items have been resolved (see Note 11 – Subsequent Events)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
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

The warrants expire within five years of the notes. The value of these warrants using the, Black-Scholes method was $678,400, with and was recorded as a discount to the debt, and was being amortized over the life of the debt. There was additional discount recorded of $19,320 from modification of warrants during 2009. The Company executed amendments of the Series AA warrant terms as consideration for the extension of the underlying debentures for one year. The exercise price of the AA-1 Warrant was changed to $0.50 vs. previous of $1.00 per share. The exercise price of the AA-2 Warrant was changed to $1.25 vs. previous of $2.50 per share.  The interest rate increased to fifteen percent (15%) during the extended period. Amortization of the debt discount during the three months ended March 31, 2010 was $4,766.

The fair value of the modified warrants was estimated using the following assumptions:

Risk-free interest rate	1.84%
Expected volatility	150%
Expected dividend yield	—

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
 (Unaudited)

Note 4 - Short-Term Notes Payable (continued)

As of March 31, 2010, the Company was in default on the debentures noted above.  The interest rate upon default was increased to fifteen percent (15%) and the accrued balance due for interest as of March 31, 2010 was $782,366. On June 26, 2009, the Company offered Series AA Note(s) debenture holders that in exchange for the continued deferral of all outstanding principal and current unpaid accrued interest at the rate of fifteen percent (15%) for an additional one year until June 1, 2010. In addition, the Company would agree to the following:

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

The Company had net operating loss carryforwards available to offset future taxable income approximating $4.8 million as of March 31, 2010. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset.  There are no other material deferred tax positions recorded by the Company.

Note 6 - Capital Stock

a) Stock based compensation

For the period January 1, 2010 through March 31, 2010, the Company did not issue any new shares of common stock for compensation.

b) Stock issuances

In the first quarter of 2010, the Company sold 3,040,000 shares at a price of $0.05 per share or $152,000 in the aggregate to seven accredited investors.  These shares were sold pursuant to our “Series BB” private placement of up to 9,000,000 shares, or for an aggregate offering price of $450,000.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 7 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for 2010 and 2009 are as follows:

	March 31,
	2010	2009
Interest	$-	$-

Income taxes	$-	$-

Non-cash Investing and Financing Transactions:

	March 31,
	2010	2009

Warrants issued for prepaid consulting services	$153,000	$-
Stock issued to settle related party payable	$14,288	$-
Forgiveness of related party payable	$5,000	$-

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

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, Inc., in full satisfaction of the loan receivable. Idea One, Inc., shares was received in the second quarter of 2006. As of March 31, 2010 and December 31, 2009, these shares are recorded at $1.

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

Our plan of operation for 2009 was conditioned by plans to merge with Sibling Entertainment Group, Inc. Subsequent to our February 9, 2007 shareholders meeting, the SEC advised the Company that the Company was required to file a Form S-4 registration statement. The Company’s S-4 registration statement must be approved by the SEC in order to close our transaction with Sibling Entertainment Group, Inc. The Company filed the Form S-4 registration statement on August 13, 2007. After passage of time, the SEC has deemed the Form S-4 abandoned. The Company was subsequently notified that a new Form S-4 was required in order to proceed with the proposed

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 9 - Proposed Merger with Sibling (continued)

merger. In mid-2009, the Company determined that it should abandon efforts to pursue acquisition of Sibling Entertainment, Inc.

Other material events occurred in subsequent periods that significantly alter the Company’s strategic direction (see Note 11 – Subsequent Events)

Note 10 - Legal Proceedings

None

Note 11 –Subsequent Events

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
MARCH 31, 2010
(Unaudited)

Note 11 –Subsequent Events (continued)

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

On December 30, 2010, the Company entered into a material agreement for the acquisition.  Sibling Entertainment Group Holdings, Inc., (the “Company,” “we,” “us,” or “Sibling”) entered into a Securities Exchange Agreement with N4E and the members of the N4E (the “N4E Members”).  In consideration of the purchase of N4E, and its ownership assets and intellectual property for its educational strategy, N4E existing members will receive shares in a newly created Series Common Stock. The shares issued to the N4E members will, in aggregate, have the right to convert into eighty five percent (85%) of the common stock in the Company at a later date. Any issuance of this common stock would be subject to Rule 144 of the Securities Act of 1934. In addition to other conditions, N4E shall have the right to appoint three directors to the Board of Directors for SIBE, and operations will be relocated to Atlanta, Georgia. N4E will operate through two (2) divisions, its Educational Management Organization (EMO) and its Technology and Services Group (TSG). The EMO intends to provide school management services, primarily within the charter school arena. The TSG division is focused on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education. It is based in Atlanta, Georgia.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 2010, the Company’s operations were limited to satisfying continuous public disclosure requirements, seeking our alternative business opportunities, and entering into an agreement with Sibling Entertainment Group, Inc. The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.  Lack of material result ended with a change in strategic direction in 2010. See Subsequent Events.

Net Loss

For the period from inception to March 31, 2010, the Company recorded a net loss of $4,816,212. The Company’s net loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. We expect to continue to operate at a loss through fiscal 2010 and cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to March 31, 2010.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $148,945 and $3,486,312 respectively as of March 31, 2010. The working capital deficit at March 31, 2010 was $3,482,561.  Net stockholders equity in the Company was $ (145,194) at March 31, 2010.

The Company borrowed an aggregate of $51,450 as of March 31, 2010 from Sibling Entertainment Group, Inc. (“SEGI”) on several convertible promissory notes. The convertible promissory notes, as amended, bore interest of 10% per annum payable upon demand.

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

In the fourth quarter of 2009 and in the first quarter of 2010, the Company sold 3,930,000 shares at a price of $0.05 per share or $196,500 in the aggregate to six accredited investors.  These shares were sold pursuant to our “Series BB” private placement of up to 9,000,000 shares, or for an aggregate offering price of $450,000. For every two shares purchased under the “Series BB” private placement, one warrant is to be issued for the purchase of one additional share at a price of $0.20 per share, and one warrant is to be issued for the purchase of one additional share at a price of $0.50 per share. Accordingly, these six investors may acquire up to an additional 3,930,000 shares

For the period ending March 31, 2010, the corporate offices continue to be hosted in the SEGI offices in New York, New York. This was done in 2007 to reduce Company general and administrative expenses.

The Company has no current plans for the purchase or sale of any plant or equipment.

There are no employees at the Company.  The Company has no current plans to add employees.

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended March 31, 2010 and  2009 included in this Form 10-Q, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies (continued)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) 105 (formerly issued as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB SFAS No. 162), as the single source of authoritative non-governmental U.S. GAAP launched on July 1, 2009.  The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered non-authoritative. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is for disclosure only and will not impact our financial condition or results of operations.  The Company has adopted this pronouncement effective as of March 31, 2010. The adoption of this ASC had no impact on our financial reporting process.

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

Going Concern

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $3,482,561 at March 31, 2010 and has incurred losses of $4,816,212 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2010. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2010 and 2009.

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

(b)     Changes in internal controls over financial reporting

During the three months ended March 31, 2010, we continued our comprehensive evaluation relating to the effectiveness of disclosure controls and procedures. As a result of such review, we have implemented several changes, among which included:

▪ We have started the documentation of formal policies and procedures necessary to adequately review significant accounting transactions

▪ We have more specifically defined existing key controls, and developed additional controls, applicable to the review of significant accounting transactions and the accounting treatment of such transactions

▪ We have implemented a formal audit committee with a financial expert, and  the Company now has the board oversight role within the financial reporting process

ITEM 4T. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(b) Changes in internal controls over financial reporting (continued)

▪ We have enhanced the documentation regarding conclusions reached in the implementation of generally accepted accounting principles

▪ We have added additional levels of review by qualified personnel of the application of each key control

Based on the foregoing efforts, we believe that the material weaknesses as reported will eventually be fully remediated.

During the three months ended March 31, 2010, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2010, the Company sold 3,040,000 shares at a price of $0.05 per share or $152,000 in the aggregate to seven accredited investors.  These shares were sold pursuant to our “Series BB” private placement of up to 9,000,000 shares, or for an aggregate offering price of $450,000. For every two shares purchased under the “Series BB” private placement, one warrant is to be issued for the purchase of one additional share at a price of $0.20 per share, and one warrant is to be issued for the purchase of one additional share at a price of $0.50 per share. Accordingly, these six investors may acquire up to an additional 3,930,000 shares.  We believe that the offer and sale of the foregoing units were exempt from the registration requirements of the Securities Act of 1933 by virtue of Sections 4(2) and 4(6) thereof and Regulation D as promulgated hereunder. The securities were offered and sold only to persons believed by us to be, and who represented to us in writing that they are accredited investors as defined in Regulation D.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable on June 1, 2008 (the “Original Maturity Date”) at an annual interest rate of 13% (the “Series AA Note(s)”). The Notes shall be extended an additional year; and bear interest at a rate of 15% per annum and payable quarterly. As of March 31, 2010, $782,366 of accrued interest is currently past due.

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

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 34 this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the dates indicated.

Signature	Title	Date

/s/ Mitchell Maxwell	Director, Chief Executive Officer,	October 20, 2011
Mitchell Maxwell	Acting Chief Financial Officer

/s/ Christian Fitzgerald	Director	October 20, 2011
Christian Fitzgerald

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief financial Offer pursuant to Rule 13aq-14 of the Securities and Exchange Act of 1934 as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.