Form 10-Q
period 2010-06-30
Sibling Entertainment Group Holdings, Inc.
filed 2011-10-21
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.

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

TABLE OF CONTENTS

Page

PART I.	3
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	4
Statements of Operations for the three and six months ended June 30, 2010 and 2009 and the period December 28, 1988 (inception) to June 30, 2010 (unaudited)	5
Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and the period December 28, 1988 (inception) to June 30, 2010 (unaudited)	6
Statements of Stockholder’s Equity (Deficit) for the period December 28, 1988 (inception) to June 30, 2010 (unaudited)	7
Notes to Financial Statements (unaudited)	9
ITEM 2. MANAGEMENT'S PLAN OF OPERATION	18
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4. CONTROLS AND PROCEDURES	21

PART II.	24
ITEM 1. LEGAL PROCEEDINGS	24
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4. REMOVED AND RESERVED	24
ITEM 5. OTHER INFORMATION	25
ITEM 6. EXHIBITS	25
SIGNATURES	26

INDEX TO EXHIBITS	27

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010	31-Dec-09
	(unaudited)

ASSETS

Current assets:
Cash	$-	$-
Escrow with Attorney	1,000	1,000
Prepaid expense	128,268	-
Deposits	604	604
Total current assets	129,872	1,604
Receivable from related party	3,433,178	3,241,553
Investment	1	1

Total assets	$3,563,051	$3,243,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,069,692	$799,368
Amounts due to related parties	148,660	314,947
Short-term Loan Payable, net of discount	2,555,000	2,546,050
Total current liabilities	3,773,352	3,660,365

Stockholders' equity
Common stock, $.0001 par value, 100,000,000 shares authorized, 25,989,816 shares as of 06/30/2010, and 22,664,066 shares as of 12/31/2009, issued and outstanding	2,599	2,266
Additional paid-in capital	4,668,419	4,344,464
Deficit accumulated during the development phase	(4,881,319)	(4,763,937)
Total stockholders' equity (deficit)	(210,301)	(417,207)

Total liabilities and stockholders' equity	$3,563,051	$3,243,158

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Amounts From
					December 28,1988
	Three months ended,		Six months ended,		(inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
Operating expenses:
General and administrative costs	$60,923	$8,340	$108,432	$33,944	$3,438,127
Recovery of consulting fees	-	-	-	-	(45,000)
Gain (Loss) from operations	(60,923)	(8,340)	(108,432)	(33,944)	(3,393,127)

Non-operating income (expense):
Interest income	191,625	95,812	191,625	191,625	1,105,176
Interest expense	(195,809)	(97,701)	(200,575)	(195,403)	(2,049,322)
Gain on forgiveness of debt	-	-	-	-	8,000
Write down of promissory notes	-	-	-	-	(552,046)

Net loss	$(65,107)	$(10,229)	$(117,382)	$(37,722)	$(4,881,319)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	25,989,816	13,074,066	25,457,616	13,074,066

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Amounts From
			December 28,1988
	Six Months Ended		(inception) to
	June 30,		June 30,
	2010	2009	2010
OPERATING ACTIVITIES:

Net loss	$(117,382)	$(37,722)	$(4,881,319)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock used for consulting fees	24,732	-	1,026,902
Common stock used for services	-	-	220,830
Common stock used for finance costs	-	-	187,500
Beneficial conversion feature on convertible debt	-	-	208,157
Amortization of debt discount	8,950	-	698,730
Common stock issued for organizational costs	-	-	33
Interest accretion on related party notes	(191,625)	(191,625)	(1,105,321)
Common stock issued for other services	-	-	79,903
Gain or forgiveness of debt	-	-	(8,000)
Write down of promissory notes	-	-	552,047
Changes in non-cash working items	-	-	-
Accounts payable and accrued liabilities	275,325	204,498	1,404,453
Advances and deposits	-	-	(604)
Accrued and unpaid amounts due to related parties	(152,000)	24,849	289,105
Net cash used in operating activities	(152,000)	-	(1,327,584)

Net cash used in investing activities:
Promissory notes	-	-	(550,000)
Proceeds from repayment of related party interest	-	-	228,149
Advances to related party	-	-	(2,555,000)
Loan to Smart Card Technologies Co. Ltd.	-	-	(600,000)
Net cash used in investing activities	-	-	(3,476,851)

Net cash used in financing activities:
Advances from related parties	-	-	612,068
Proceeds from loan/short term debt	152,000	-	3,387,000
Common stock issued for cash	-	-	805,367
Net cash provided by financing activities	152,000	-	4,804,435

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	-	-	-

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIODS FROM DECEMBER 28, 1988 (Inception) To June 30, 2010
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

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
FOR THE PERIODS FROM DECEMBER 28, 1988 (Inception) To June 30, 2010
 (Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total
		$	$	$	$	$
Stock issued for debt settlement at $0.10 per share	735,782	73	73,505	-	-	73,578
Stock issued for debt settlement at $0.10 per share	50,000	5	4,995	-	-	5,000
Stock issued for services at $0.15 per share	65,000	6	9,744	-	-	9,750
Stock issued for debt settlement at $0.10 per share	86,000	9	8,591	-	-	8,600
Stock issued for debt settlement at $0.16 per share	277,314	28	44,717	-	-	44,745
Stock issued for cash at $0.35 per share	871,572	87	304,963	-	-	305,050
Subscriptions receivable	-	-	-	(35,000)	-	(35,000)
Net loss	-	-	-	-	(447,411)	(447,411)
Balance at December 31, 2004	9,138,737	913	2,107,521	(35,000)	(2,155,363)	(81,929)

Stock issued for cash at $0.35 per share	914,288	91	319,909	-	-	320,000
Stock issued for debt settlement at $0.10 per share	1,147,680	115	114,653	-	-	114,768
Stock issued for debt settlement at $0.50 per share	50,000	5	24,995	-	-	25,000
Subscriptions received	-	-	-	35,000	-	35,000
Net loss	-	-	-	-	(407,256)	(407,256)
Balance at December 31, 2005	11,250,705	1,124	2,567,078	-	(2,562,619)	5,583

Stock issued for finance costs at $0.35 per share (Note 7)	150,000	15	52,485	-	-	52,500
Stock issued for consulting fees at $0.36 per share	100,000	10	35,990	-	-	36,000
Stock issued for consulting fees at $0.40 per share	176,000	18	70,382	-	-	70,400
Stock issued for finance costs at $0.45 per share (Note 7)	300,000	30	134,970	-	-	135,000
Net loss	-	-	-	-	(532,610)	(532,610)
Balance at December 31, 2006	11,976,705	1,197	2,860,905	-	(3,095,229)	(233,127)
Beneficial conversion feature on convertible debt			208,157	-	-	208,157
Stock issued for conversion of debt	1,097,361	110	219,362	-	-	219,472
Debt forgiveness-related party debt			16,000			16,000
Warrants Issued with Loans Payable	-	-	678,400	-	-	678,400
Net Loss					(850,438)	(850,438)
Balance at December 31. 2007	13,074,066	1,307	3,982,824		(3,945,668)	38,463
Net Loss					(403,829)	(403,829)
Balance at December 31. 2008	13,074,066	1,307	3,982,824	-	(4,349,497)	(365,366)

Stock issued for stock subscriptions costs at $0.05 per share	890,000	89	44,411	-	-	44,500
Stock issued for consulting fees at $0.055 per share	2,700,000	270	148,500	-	-	148,770
Stock issued for services at $0.025 per share	6,000,000	600	149,400	-	-	150,000
Finance costs from new warrants in June 2009 under Series AA debenture	-	-	19,329			19,329
Net Loss	-	-	-	-	(414,440)	(414,440)
Balance at December 31. 2009	22,664,066	2,266	4,344,464	-	(4,763,937)	(417,207)

Stock issued to settle related party payables costs at $0.05 per share	285,750	29	14,259	-	-	14,288
Stock issued for consulting fees at $0.05 per share	3,040,000	304	151,696	-	-	152,000
Warrants issued for consulting services costs at $0.05 per share			153,000	-	-	153,000
Related party debt forgiveness			5,000	-	-	5,000
Net Loss					(117,382)	(117,382)
Balance at June 30, 2010	25,989,816	2,599	4,668,419	-	(4,881,319)	(210,301)

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010
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

Our business plan called for focusing on large group sales of tickets to New York based entertainment shows, mostly Broadway plays.  We intended to create a full-featured Internet website and registered the domain name Stageseats.com on May 14, 2009.  We hired an existing industry expert to head the entity and to execute the business plan.  We started booking tickets in April 2009 and continued until November 27, 2009 when we closed the business due to our manager abruptly resigning and lack of funding to continue the business.  In September 2009, the executives of SIBE discussed several different methods of obtaining intellectual property from which to launch the next Broadway play.  In the fourth quarter of 2009, the Company continued to engage in additional capital efforts. The strategic direction of the Company significantly changed in 2010 (see Note 11 – Subsequent Events)

(b) Going Concern

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $4,881,319 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. On June 30, 2010 the Company had $2,555,000 of principal due on the Series AA debentures and approximately $914,000 of accrued interest. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010
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
JUNE 30, 2010
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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010
 (Unaudited)

Note 3 - Due to Related Parties

Related party payables consist of the following:

	June 30,	Decmber 31,
	2010	2009
Due to a significant shareholder (a)	$81,681	$167,356

Due to a company with a director in common (b)	66,979	147,591

	$148,660	$314,947

The above transactions are in the normal course of operation.

(a) These amounts due to a related party at June 30, 2010 and December 31, 2009, were $81,681 and $167,356 respectively.  These were due to a significant shareholder for cash loans, consulting fees, and reimbursable expenses. The Company is indebted to this significant shareholder for cash loans of $21,600, which bear interest at a rate of ten percent (10%) per annum and is due from the proceeds of the next financing arranged by the Company. At June 30, 2010 and December 31, 2009, the Company had accrued $6,876 and $6,876 respectively for interest on the loans. The loans are unsecured and due on demand. Overdue payments will bear interest at twelve percent (12%) per annum until paid. The remaining balance at June 30, 2010 and December 31, 2009 is for unreimbursed expenses paid on behalf of the Company.

(b) These amounts are due to STI, a company with directors in common, at June 30, 2010 and December 31, 2009, of $66,979and $147,591 respectively, due for cash loans, interest, and expenses paid on behalf of the Company. The Company is indebted for cash loans of $51,450, which bear interest at a rate of ten percent (10%) per annum. At June 30, 2010 and December 31, 2009 the Company had accrued $15,529 and $15,529 respectively of interest on the loans. The loans are unsecured and due on demand. During the three and six months ended June 30, 2010, the Company repaid $0 and $152,000, respectively, against these obligations from proceeds from stock subscriptions during the periods.

At December 31, 2009, the Company was also indebted $80,612 to Sibling Theatricals, Inc. (STI) for expenses paid on its behalf. This additional debt bears no interest and has no set term of repayment.

Related Party Receivable

In conjunction with short-term financing under Series AA debentures, the amounts received were in turn loaned to a related party, Sibling Theatricals Inc., at an annual interest rate of thirteen percent (13%). The interest rate increased to fifteen percent (15%) during the extended period between June 1, 2008 and June 30, 2010.  The notes were receivable six months after each borrowing.  As of June 30, 2010 and December 31, 2009, a total of $3,3433,178 and $3,241,553 respectively were due from Sibling Theatrical Inc. representing notes of $2,555,000, and accrued interest of $878,178 and $686,553 (net of interest payments received of $97,825 in 2008) respectively.  Sibling Theatricals, Inc. is currently in default of interest payments.

As of December 31, 2010, these items have been resolved (see Note 11 – Subsequent Events)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010
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

The warrants expire within five years of the notes. The value of these warrants using the, Black-Scholes method was $678,400, with and was recorded as a discount to the debt, and was being amortized over the life of the debt. There was additional discount recorded of $19,320 from modification of warrants during 2009. The Company executed amendments of the Series AA warrant terms as consideration for the extension of the underlying debentures for one year. The exercise price of the AA-1 Warrant was changed to $0.50 vs. previous of $1.00 per share. The exercise price of the AA-2 Warrant was changed to $1.25 vs. previous of $2.50 per share.  The interest rate increased to fifteen percent (15%) during the extended period. Amortization of the debt discount during the three and months ended June 30, 2010 was $4,184 and $8,950, respectively.

The fair value of the modified warrants was estimated using the following assumptions:

Risk-free interest rate	1.84%
Expected volatility	150%
Expected dividend yield	—

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010
 (Unaudited)

Note 4 - Short-Term Notes Payable (continued)

As of June 30, 2010, the Company was in default on the debentures noted above.  The interest rate upon default was increased to fifteen percent (15%) and the accrued balance due for interest as of June 30, 2010 was $878,178. On June 26, 2009, the Company offered Series AA Note(s) debenture holders that in exchange for the continued deferral of all outstanding principal and current unpaid accrued interest at the rate of fifteen percent (15%) for an additional one year until June 1, 2010. In addition, the Company would agree to the following:

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

The Company had net operating loss carryforwards available to offset future taxable income approximating $4.9 million as of June 30, 2010. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset.  There are no other material deferred tax positions recorded by the Company.

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
JUNE 30, 2010
(Unaudited)

Note 7 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for 2010 and 2009 are as follows:

	June 30,
	2010	2009
Interest	$-	$-

Income taxes	$-	$-

Non-cash Investing and Financing Transactions:

	June 30,
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

As of April 30, 2006, the Company agreed to convert the outstanding balance, including accrued interest, of $595,642, at $0.40 per share, to 1,489,106 common shares of Idea One, Inc., in full satisfaction of the loan receivable. Idea One, Inc., shares was received in the second quarter of 2006. As of June 30, 2010 and December 31, 2009, these shares are recorded at $1.

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

Our plan of operation for 2009 was conditioned by plans to merge with Sibling Entertainment Group, Inc. Subsequent to our February 9, 2007 shareholders meeting, the SEC advised the Company that the Company was required to file a Form S-4 registration statement. The Company’s S-4 registration statement must be approved by

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010
 (Unaudited)

Note 9 - Proposed Merger with Sibling (continued)

the SEC in order to close our transaction with Sibling Entertainment Group, Inc.  The Company filed the Form S-4 registration statement on August 13, 2007. After passage of time, the SEC has deemed the Form S-4 abandoned. The Company was subsequently notified that a new Form S-4 was required in order to proceed with the proposed merger. In mid-2009, the Company determined that it should abandon efforts to pursue acquisition of Sibling Entertainment, Inc.  Other material events occurred in subsequent periods that significantly alter the Company’s strategic direction (see Note 11 – Subsequent Events)

Note 10 - Legal Proceedings

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
JUNE 30, 2010
 (Unaudited)

Note 11 –Subsequent Events

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

N4E and the members of the Newco4Education, LLC, (the “N4E Members “) becomes a wholly owned subsidiary of the Company. The focus will be on providing services and technology aimed at increasing the performance in educational settings. It will operate through two (2) divisions, its Educational Management Organization (EMO) and its Technology and Services Group (TSG). The EMO intends to provide school management services, primarily within the charter school arena. The TSG division is focused on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education. It is based in Atlanta, Georgia.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the six months ended June 30, 2010, the Company’s operations were limited to satisfying continuous public disclosure requirements, seeking our alternative business opportunities, and entering into an agreement with Sibling Entertainment Group, Inc. The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.  Lack of material result ended with a change in strategic direction in 2010. See Subsequent Events.

Net Loss

For the period from inception to June 30, 2010, the Company recorded a net loss of $4,881,319. The Company’s net loss is primarily attributable to general and administrative expenses and the write down of promissory notes. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. We expect to continue to operate at a loss through fiscal 2010 and cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 28, 1988 (inception) to June 30, 2010.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $129,872 and $3, 563,051 respectively as of June 30, 2010. The working capital deficit was $3,643,480 at June 30, 2010.  Net stockholders equity (deficit) in the Company was $ (210,301) at June 30, 2010.

The Company borrowed an aggregate of $51,450 as of June 30, 2010 from Sibling Entertainment Group, Inc. (“SEGI”) on several convertible promissory notes. The convertible promissory notes, as amended, bore interest of 10% per annum payable upon demand.

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

In the fourth quarter of 2009 and in the first quarter of 2010, the Company sold 3,930,000 shares at a price of $0.05 per share or $196,500 in the aggregate to six accredited investors.  These shares were sold pursuant to our “Series BB” private placement of up to 9,000,000 shares, or for an aggregate offering price of $450,000. For every two shares purchased under the “Series BB” private placement, one warrant is to be issued for the purchase of one additional share at a price of $0.20 per share, and one warrant is to be issued for the purchase of one additional share at a price of $0.50 per share. Accordingly, these six investors may acquire up to an additional 3,930,000 shares

For the period ending June 30, 2010, the corporate offices continue to be hosted in the SEGI offices in New York, New York. This was done in 2007 to reduce Company general and administrative expenses.

The Company has no current plans for the purchase or sale of any plant or equipment.

There are no employees at the Company.  The Company has no current plans to add employees.

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended June 30, 2010 and  2009 included in this Form 10-Q, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Effect of Recent Accounting Pronouncements

 In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) 105 (formerly issued as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB SFAS No. 162), as the single source of authoritative non-governmental U.S. GAAP launched on July 1, 2009.  The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered no authoritative. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is for disclosure only and will not impact our financial condition or results of operations.  The Company has adopted this pronouncement effective as of June 30, 2010. The adoption of this ASC had no impact on our financial reporting process.

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

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early

ITEM ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows. We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

Going Concern

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $3,643,480 at June 30, 2010 and has incurred losses of $4,881,319 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2010. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2010 and 2009.

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

(b)     Changes in internal controls over financial reporting (continued)

During the six months ended June 30, 2010, we continued our comprehensive evaluation relating to the effectiveness of disclosure controls and procedures. As a result of such review, we have implemented several changes, among which included:

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

During the nine months ended June 30, 2010, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

During the period of May through August of 2007, the Company borrowed $2,555,000 from various individuals payable on June 1, 2008 (the “Original Maturity Date”) at an annual interest rate of 13% (the “Series AA Note(s)”). The Notes shall be extended an additional year; and bear interest at a rate of 15% per annum and payable quarterly. As of JUNE 30, 2010, $878,178 of accrued interest is currently past due.

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