Form 10-Q
period 2011-03-31
Sibling Entertainment Group Holdings, Inc.
filed 2011-11-02
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	March 31, 2011	December 31, 2010
	(unaudited)
Current assets:
Cash	$55	$-
Pre-paid expenses	70,841	89,704
Total current assets	70,896	89,704

Total assets	$70,896	$89,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$210,777	$116,767
Accrued liabilities	94,924	91,597
Liabilities to be settled in stock	-	21,500
Liabilities to be settled in stock - related parties	-	134,430
Amounts due to related parties	18,174	42,000
Short-term notes payable	60,000	60,000
Total current liabilities	$383,875	$466,294

Stockholders' equity (deficit)
Convertible series common stock, $.0001 par value, 10,000,000 shares authorized, 9,879,854 shares issued and outstanding at March 31, 2011 and December 31, 2010	988	988
Common stock, $.0001 par value, 90,000,000 shares authorized, 60,254,582 and 46,631,816 issued and outstanding at March 31, 2011 and December 31, 2010	6,026	4,664
Additional paid-in capital	353,381	-
Deficit accumulated during the development phase	(673,374)	(382,242)
Total stockholders' equity (deficit)	(312,979)	(376,590)

Total liabilities and stockholders' equity (deficit)	$70,896	$89,704

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		Cumulative
		Amounts From
		June 10, 2010
	Three Months	(inception) to
	Ended	March 31,
	March 31, 2011	2011
	(unaudited)	(unaudited)

Operating expenses:
General and administrative costs	$181,090	$375,318
Professional fees	27,270	166,572
Loss from operations	(208,360)	(541,890)

Non-operating income (expense):
Interest expense	(3,327)	(4,227)
Loss on extinguishment of debt	(79,445)	(79,445)

Net loss	$(291,132)	$(625,562)

Earnings (loss) per common share:

Basic earnings (loss) per share:
Convertible series common	$(0.03)
Common stock	0.00
Diluted earnings (loss) per share:
Convertible series common	(0.03)
Common stock	0.00

Weighted average number of common shares outstanding:
Convertible series common	9,879,854
Common stock	54,933,069

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Cumulative
		Amounts From
	Three Months	June 10, 2010
	Ended	(inception) to
	March 31,	March 31,
	2011	2011
	(unaudited)	(unaudited)

OPERATING ACTIVITIES:

Net loss	$(291,132)	$(625,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock used for consulting fees	200	200
Loss on extinguishment of debt	79,445	79,445
Changes in operating assets and liabilities:
Accounts payable	119,010	225,410
Liabilities to be settled in stock	-	155,930
Accrued liabilities	3,327	3,327
Pre-paid expenses	18,863	18,863
Due to related parties	70,342	112,342
Net cash net cash provided by (used in) operating activities:	55	(30,045)

FINANCING ACTIVITIES:
Capital contribution	-	100
Proceeds from notes payable	-	30,000
Net cash provided by financing activities	-	30,100

NET INCREASE (DECREASE) IN CASH	55	55

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$55	$55

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIODS ENDED JUNE 10, 2010 (Inception) To March 31, 2011
(Unaudited)

	Convertible Series Common	Common			Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at June 10, 2010 (Date of Inception)	-	$-	-	$-	$100	$-	$100

Reverse merger recapitalization	9,879,854	988	46,635,816	4,664	(100)	(47,812)	(42,260)

Net loss	-	-	-	-	-	(334,430)	(334,430)

Balance at December 31, 2010	9,879,854	988	46,635,816	4,664	-	(382,242)	(376,590)

Common shares issued for fees accrued during merger	-	-	2,000,000	200	-	-	200

Common shares issued for Liabilities to be settled in stock at $0.02 per share	-	-	7,646,500	765	155,165	-	155,930

Common shares issued for settlement of accrued expenses at $0.05 per share (loss on extinguishment of $16,666)	-	-	833,334	83	41,583	-	41,666

Common shares issued to settle amounts due to related parties at $0.05 per share (loss on extinguishment of $62,779)	-	-	3,138,932	314	156,633	-	156,947

Net loss	-	-	-	-	-	(291,132)	(291,132)

Balance at March 31, 2011	9,879,854	$988	60,254,582	$6,026	353,381	$(673,374)	$(312,979)

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $625,562 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation (continued)

(b) Going Concern (continued)

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

(d) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance ASC 718, “Compensation - Stock Compensation”. Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and/or market price of conversion shares, and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience. Further, if the extent of the Company’s actual forfeiture rate is different from the estimate, then the stock-based compensation expense is adjusted accordingly.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

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

(e) Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings Per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. This guidance requires companies that have multiple classes of equity securities to use the “two-class” of “if converted method” in computing earnings per share. We compute loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common sthare are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The Company has excluded all common equivalent shares outstanding for warrants to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented.

(f) Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, by ensuring that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective disclosure requirements are the same except for inconsequential differences in wording and style. The amendments in ASU No. 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Some of the disclosures required by ASU No. 2011-04 are not required for nonpublic entities. These amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments to result in a change in the application of the requirements in ASC Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.

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

Note 3 - Prepaid expenses

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

Prepaid expenses related to this agreement are comprised of:

	March 31,	December 31,
	2011	2010
Total value of share compensation over term	$153,000	$153,000

Less: Compensation expense to date	(82,159)	(63,296)

	$70,841	$89,704

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 4 - Due to Related Parties

Related party payables consist of the following:

	March 31,	December 31,
	2011	2010
Liabilities to be settled in stock - related parties	$-	$134,430

	$-	$134,430

Richard P. Smyth, and Meshugeneh, LLC, (Mr. Smyth is the sole member and manager of Meshugeneh, LLC), both of which were significant shareholders of the Company, had balances owed to them by the Company in the amounts of $49,430 and $85,000 respectively at December 30, 2010 for consulting services on a non-exclusive basis.

On December 31, 2010, the Company agreed to permit settlement of the liabilities at a conversion price per share of $0.02 equal to the face of the debt, the conversion price being the price of the stock on that day on the parent’s books. Any issuance of this common stock would be subject to Rule 144 of the Securities Act of 1934. These liabilities were settled at the end of the first quarter, 2011.

	March 31,	December 31,
	2011	2011
Due to a significant shareholder	$18,174	$42,000

	$18,174	$42,000

Stephen C. Carlson was contracted through December 31, 2010 as a consultant to provide advisory services on a non-exclusive basis. At December 31, 2010 the Company owed $10,000 to Mr. Carlson for these provided services.  The Company entered into an agreement on March 1, 2011 with Stephen Carlson to convert debt for consulting services to N4E prior to the acquisition by the Company on December 30, 2010 and debt for services as CEO during the first quarter of 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 966,666 shares in settlement of an accrual of $29,000.  On December 30, 2010, in conjunction with the acquisition of N4E, the Board of Directors of Sibling appointed Stephen C. Carlson as CEO, with a term of office that commenced December 31, 2010.  The company owed him a balance of $9,940 at March 31, 2011.

Gerald F. Sullivan was contracted through December 31, 2010 as a consultant to provide advisory services on a non-exclusive basis. At December 31, 2010 the Company owed $32,000 to Mr. Sullivan for these provided services. The Company entered into an agreement on March 1, 2011 with Gerald F. Sullivan to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted Common Stock in the aggregate of 1,700,000 shares in settlement of an accrual of $51,000.

On December 30, 2010, in conjunction with the acquisition of N4E, the Board of Directors of Sibling appointed Oswald A. Gayle as CFO of the Company with a term of office that commenced December 31, 2010.  During this period he accrued total compensation of $21,200. The Company entered into an agreement with Oswald A. Gayle on March 1, 2011 to convert debt for services as CFO during the first quarter of 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 472,266 shares for accrued fees of $14,168. The company owed him a balance of $7,084 at March 31, 2011.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 4 - Due to Related Parties (continued)

Notes Payable –Related Party

On January 21, 2011 Stephen C. Carlson loaned the Company $5,000 in the form of a Promissory Note with an annual interest rate of 3.0%.  There was balance due of $5,000 due on this loan at March 31, 2011. There was $94 in accrued interest on this note at March 31, 2011.

Note 5 - Short-Term Notes Payable

Short term notes payable consists of the following:

	March 31, 2011	December 31, 2010
Short-term Note	$30,000	$30,000
Debenture	30,000	30,000

Total Short-term Notes Payable	$60,000	$60,000

At March31, 2011 and December 31, 2010 the Company had a note payable balance of $30,000. This represents a short term note with an annual interest rate of 12.0%. In the event that a Liquidity Event occurs earlier than the agreed to three month period, then the full principal amount together with any interest due and outstanding, shall become payable in full no later than five business following the liquidity event, or the fifth business day following the Liquidity Event, whichever is earlier. As further consideration for this obligation, the Company agreed to issue warrants for the purchase of unregistered common stock to the Payee in an amount equal to the amount loaned under the agreement and, which shall expire in two years. The pricing for the purchase of the common stock shall be set at eighty percent (80%) of the ten day closing price of the stock of the target prior to the request for the issuance of the warrant by the Payee.  At March 31, 2011, this note had accrued interest in the amount of $2,136.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,018,947 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE.  Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $14,235 as of March 31, 2011.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

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

The Company had net operating loss carryforwards available to offset future taxable income approximating $0.7 million as of March 31, 2011. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset.  There are no other material deferred tax positions recorded by the Company.

Note 6 - Capital Stock

a) Stock based compensation

On March 1, 2011, the Company entered into an agreement with Gerald F. Sullivan, pursuant to which the Company issued 1,700,000 shares of common stock for services rendered to the Company in connection with the formation and development of strategy and business plans of N4E. These were issued on March 31, 2011.

On March 1, 2011, the Company entered into an agreement with Stephen Carlson, pursuant to which the Company issued 966,666 shares of common stock for consulting services rendered to N4E in connection with the development of strategy and business plans of N4E and for services rendered to the Company as CEO during the first quarter of 2011. These were issued on March 31, 2011.

On March 1, 2011, the Company entered into an agreement with Oswald A. Gayle, pursuant to which the Company issued 472,266 shares of common stock for services rendered to the Company as CEO during the first quarter of 2011. These were issued on March 31, 2011.

b) Stock issuances for cash

For the period January 1, 2011 through March 31, 2011, the Company did not issue any new shares of common stock for cash.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 7 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for 2011 are as follows:

March 21,
2011
Interest	$-

Income taxes	$-

Non-cash Investing and Financing Transactions:

March 31,
2011

Stock issued to settle liabilities to be settled in stock	$155,930
Stock issued to settle related party payable and accrued expenses	$119,169

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risk, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”,” plan”,” anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 2011, the Company’s operations included satisfying continuous public disclosure requirements and the continued focus on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education; The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors.

Net Loss

For the period from inception to March 31, 2011, the Company recorded a net loss of $625,562. The Company’s net loss for the three months ended March 31, 2011 is primarily attributable to general and administrative expenses. A large portion of the 2011 general and administrative expenses were related to the accrual of fees to financial consultants in connection with providing advice to undertake for and consult with us concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, acquisitions and business opportunities, and review and advice regarding our overall progress, needs and condition

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from June 10, 2010 (inception) to March 31, 2011.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $70,896 and $70,896 respectively as of March 31, 2011. The working capital deficit was $312,979 at March 31, 2011.  Net stockholders’ equity (deficit) in the Company was $(312,979) at March 31, 2011.

We will require additional funding over the next 12 months estimated to be equal to $1,000,000 to develop new business. Presently, we have only $55 worth of liquid assets with which to pay our expenses. Currently, our

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

available and anticipated capital from our business operations would be sufficient to sustain us for twelve months. Although our officers will continue to loan us funds sufficient to sustain our current operations, they are under no legal obligation to do so.

We may also attempt to raise additional working capital through the sale of equity, debt or a combination of equity and debt. We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities, our future interest and dividend expenses will increase.

If we are unable to secure additional working capital as needed, our ability to develop new business, increase sales, meet our operating and financing obligations as they become due or continue our business and operations could be in jeopardy.

For the period ending March 31, 2011, the corporate offices are hosted at 2180 Satellite Blvd, Suite 400, Duluth, GA 30096.

The Company has no current plans for the purchase or sale of any plant or equipment.

There are no employees at the Company.  The Company has no current plans to add employees.

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended March 31, 2011 included in this Form 10-Q, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Effect of Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, by ensuring that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective disclosure requirements are the same except for inconsequential differences in wording and style. The amendments in ASU No. 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Some of the disclosures required by ASU No. 2011-04 are not required for nonpublic entities. These amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments to result in a change in the application of the requirements in ASC Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Going Concern

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $312,979 at March 31, 2011 and has incurred losses of $625,562 since inception, and further significant losses are expected to be incurred in the Company’s development stage.

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

a)     Evaluation of disclosure controls and procedures (continued)

and tax accounting expertise; and (iii) inadequate security over information technology. These control deficiencies resulted in audit adjustments to the Company’s 2010 annual financial statements. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarter ended March 31, 2011.

The Company is in the process of correcting the internal control deficiencies through ongoing remediation efforts. However, these efforts individually and in the aggregate may not be sufficient to fully eliminate the weakness that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, based upon an evaluation of the effectiveness of disclosure controls and procedures, the Company has determined that there are material weaknesses in our disclosure controls and procedures.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)     Changes in internal controls over financial reporting

During the three months ended March 31, 2011, we continued our comprehensive evaluation relating to the effectiveness of disclosure controls and procedures. As a result of such review, we have implemented several changes, among which included:

▪We have started the documentation of formal policies and procedures necessary to adequately review significant accounting transactions

▪We have more specifically defined existing key controls, and developed additional controls, applicable to the review of significant accounting transactions and the accounting treatment of such transactions

▪We have implemented a formal audit committee with a financial expert, and  the Company now has the board oversight role within the financial reporting process

▪We have enhanced the documentation regarding conclusions reached in the implementation of generally accepted accounting principles

▪We have added additional levels of review by qualified personnel of the application of each key control

Based on the foregoing efforts, we believe that the material weaknesses as reported will eventually be fully remediated.

During the three months ended March 31, 2011, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2010, the Company entered into an agreement with Mr. Richard Smyth, pursuant to which the Company issued 2,471,500 shares of common stock in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E.  These were issued on March 15, 2011.

On December 31, 2010, the Company entered into an agreement with Meshugeneh LLC, pursuant to which the Company issued 4,250,000 shares of common stock in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E. These were issued on March 15, 2011.

On December 31, 2010, the Company entered into an agreement with Betsey V. Peterzell, pursuant to which the Company issued 1,075,000 shares of common stock in payment of legal services rendered to N4E. These were issued on March 15, 2011.

On December 31, 2010, the Company entered into an agreement with Michael Baybak, pursuant to which the Company issued 2,000,000 shares of common stock for services rendered to the Company in connection with the acquisition of N4E. These were issued on March 15, 2011.

On March 1, 2011, as amended June 1, 2011, the Company entered into an agreement with Gerald F. Sullivan, pursuant to which the Company issued 1,700,000 shares of common stock for services rendered to the Company in connection with the formation and development of strategy and business plans of N4E. These were issued on March 31, 2011.

On March 1, 2011, as amended June 1, 2011, the Company entered into an agreement with Viraxid Corporation, pursuant to which the Company issued 833,334 shares of common stock for accounting and bookkeeping services rendered to N4E. These were issued on March 31, 2011.

On March 1, 2011, as amended June 1, 2011, the Company entered into an agreement with Stephen Carlson, pursuant to which the Company issued 966,666 shares of common stock for consulting services rendered to N4E in connection with the development of strategy and business plans of N4E and for services rendered to the Company as CEO during the first quarter of 2011. These were issued on March 31, 2011.

On March 1, 2011, the Company entered into an agreement with Oswald A. Gayle, pursuant to which the Company issued 472,266 shares of common stock for services rendered to the Company as CEO during the first quarter of 2011. These were issued on March 31, 2011.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved).

ITEM 5. OTHER INFORMATION

To be determined.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 31 this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the dates indicated.

Signature	Title	Date

/s/ Stephen C. Carlson	Director Chief Executive Officer	November 1, 2011
Stephen C. Carlson
/s/ Oswald A. Gayle	Director Secretary to the Board Chief Financial Officer	November 1, 2011
Oswald A. Gayle

/s/ Gerald F. Sullivan	Director	November 1, 2011
Gerald F. Sullivan	Chairman, Board of Directors

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Securities Exchange Agreement by and among Sibling Entertainment Group Holdings, Inc., Newco4Education I, LLC and the members of Newco4Education I, LLC dated as of December 30, 20104
3(i)	Articles of Incorporation of the Company1
3(i)(b)	Amended Articles of Incorporation of the Company1
3(i)(c)	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.2
3(i)(d)	Certificate of Designation4
3(iii)	Bylaws of the Company1
10.1	Loan Assignment Agreement by and among Sibling Entertainment Group Holdings, Inc., Sibling Theatricals, Inc., and Debt Resolution, LLC dated as of December 29, 20104
10.2	Form of Conversion Agreement, by and between Sibling Entertainment Group Holdings, Inc. and each holder of 13% Series AA Debentures4
10.3	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Mitchell Maxwell dated as of December 30, 20104
10.4	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Ray Meyers dated as of December 30, 20104
10.5	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerry L. Bedore Jr. dated as of December 30, 20104
10.6	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Timothy G. Drake dated as of December 30, 20104
10.7	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of December 30, 20104
10.8	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Amy Savage-Austin dated as of December 30, 20104
10.9	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of December 30, 20104
10.10	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and A. Dixon McLeod dated as of December 30, 20104
14	Code of Ethics dated March 1, 2004.3
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

1	Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000
2	Incorporated by reference from the Form 10K filed with the Commission on April 3, 2003
3	Incorporated by reference from the Form 10K filed with the Commission on March 30, 2004
4	Incorporated by reference form the Form 8K filed with the Commission on January 6, 2011
*	Filed herewith
**	Furnished herewith