Form 10-Q
period 2011-06-30
Sibling Entertainment Group Holdings, Inc.
filed 2011-11-02
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-28311

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	76-027334 (IRS Employer Identification Number)

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
Current assets:
Cash	$4,092	$-
Pre-paid expenses	51,768	89,704
Total current assets	55,860	89,704

Total assets	$55,860	$89,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$281,006	$116,767
Accrued liabilities	97,107	91,597
Liabilities to be settled in stock	35,000	21,500
Liabilities to be settled in stock - related parties	-	134,430
Amounts due to related parties	67,118	42,000
Short-term notes payable	60,000	60,000
Total current liabilities	$540,231	$466,294

Stockholders' equity (deficit)
Convertible series common stock, $.0001 par value, 10,000,000 shares authorized, 9,879,854 shares issued and outstanding at June 30, 2011 and December 31, 2010	988	988
Common stock, $.0001 par value, 90,000,000 shares authorized, 60,254,582 and 46,631,816 issued and outstanding at June 30, 2011 and December 31, 2010	6,026	4,664
Additional paid-in capital	353,381	-
Deficit accumulated during the development phase	(844,766)	(382,242)
Total stockholders' equity (deficit)	(484,371)	(376,590)

Total liabilities and stockholders' equity (deficit)	$55,860	$89,704

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Amounts From
			June 10, 2010
	Three Months	Six Months	(inception) to
	Ended	Ended	June 30,
	June 30, 2011	June 30, 2011	2011
	(unaudited)	(unaudited)	(unaudited)

Operating expenses:
General and administrative costs	$161,698	$342,788	$537,016
Professional fees	7,511	34,781	174,083
Loss from operations	(169,209)	(377,569)	(711,099)

Non-operating income (expense):
Interest expense	(2,183)	(5,510)	(6,410)
Loss on extinguishment of debt	-	(79,445)	(79,445)

Net loss	$(171,392)	$(462,524)	$(796,954)

Earnings (loss) per common share:

Basic earnings (loss) per share:
Convertible series common	$(0.02)	$(0.04)
Common stock	0.00	0.00
Diluted earnings (loss) per share:
Convertible series common	(0.02)	(0.04)
Common stock	0.00	0.00

Weighted average number of common shares outstanding:
Convertible series common	9,879,854	9,879,854
Common stock	60,254,582	57,608,526

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Cumulative
		Amounts From
	Six Months	June 10, 2010
	Ended	(inception) to
	June 30,	June 30,
	2011	2011
	(unaudited)	(unaudited)

OPERATING ACTIVITIES:

Net loss	$(462,524)	$(796,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock used for consulting fees	200	200
Loss on extinguishment of debt	79,445	79,445
Changes in operating assets and liabilities:		-
Accounts payable	189,239	295,639
Liabilities to be settled in stock	35,000	190,930
Accrued liabilities	5,510	5,510
Pre-paid expenses	37,936	37,936
Due to related parties	119,286	161,286
Net cash provided by operating activities	4,092	(26,008)

NET INCREASE (DECREASE) IN CASH	4,092	(26,008)

FINANCING ACTIVITIES:
Capital contribution	-	100
Proceeds from notes payable	-	30,000
Net cash provided by financing activities	-	30,100

NET INCREASE (DECREASE) IN CASH	4,092	4,092

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$4,092	$4,092

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIODS ENDED JUNE 10, 2010 (Inception) To June 30, 2011
(Unaudited)

Deficit
Convertible					Accumulated
Series				Additional	During the
Common	Common			Paid-In	Development
Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 10, 2010 (Date of Inception)	-	$-	-	$-	$100	$-	$100

Reverse merger recapitalization	9,879,854	988	46,635,816	4,664	(100)	(47,812)	(42,260)

Net loss	-	-	-	-	-	(334,430)	(334,430)

Balance at December 31, 2010	9,879,854	988	46,635,816	4,664	-	(382,242)	(376,590)

Common shares issued for fees accrued during merger	-	-	2,000,000	200	-	-	200

Common shares issued for Liabilities to be settled in stock at $0.02 per share	-	-	7,646,500	765	155,165	-	155,930

Common shares issued for settlement of accrued expenses at $0.05 per share (loss on extinguishment of $16,666)	-	-	833,334	83	41,583	-	41,666

Common shares issued to settle amounts due to related parties at $0.05 per share (loss on extinguishment of $62,779)	-	-	3,138,932	314	156,633	-	156,947

Net loss	-	-	-	-	-	(462,524)	(462,524)

Balance at June 30, 2011	9,879,854	$988	60,254,582	$6,026	353,381	$(844,766)	$(484,371)

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011
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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $796,954 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A DevelopmentStage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011
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
JUNE 30, 2011
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
JUNE 30, 2011
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

Prepaid expenses related to this agreement are comprised of:

	June 30,	December 31,
	2011	2010
Total value of share compensation over term	$153,000	$153,000

Less: Compensation expense to date	(101,232)	(63,296)

	$51,768	$89,704

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 4 - Due to Related Parties

Related party payables consist of the following:

	June 30,	December 31,
	2011	2010
Liabilities to be settled in stock - related parties	$-	$134,430

	$-	$134,430

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

	June 30,	December 31,
	2011	2011
Due to a significant shareholder	$67,118	$42,000

	$67,118	$42,000

 Stephen C. Carlson was contracted through December 31, 2010 as a consultant to provide advisory services on a non-exclusive basis. At December 31, 2010 the Company owed $10,000 to Mr. Carlson for these provided services.  The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Stephen Carlson to convert debt for consulting services to N4E prior to the acquisition by the Company on December 30, 2010 and debt for services as CEO during the first quarter of 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 966,666 shares for an accrued amount of $29,000.  On December 30, 2010, in conjunction with the acquisition of N4E, the Board of Directors of Sibling appointed Stephen C. Carlson as CEO, with a term of office that commenced December 31, 2010.  The company owed him a balance of $41,665 at June 30, 2011, including the $5,000 note payable described below.

Gerald F. Sullivan was contracted through December 31, 2010 as a consultant to provide advisory services on a non-exclusive basis. At December 31, 2010 the Company owed $32,000 to Mr. Sullivan for these provided services. The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Gerald F. Sullivan to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted Common Stock in the aggregate of 1,700,000 shares at $.03 per share. The company owed him a balance of $600 at June 30, 2011 for cash advances made to the company for operating expenses.

On December 30, 2010, in conjunction with the acquisition of N4E, the Board of Directors of Sibling appointed Oswald A. Gayle as CFO of the Company with a term of office that commenced December 31, 2010.  During this period he accrued total compensation of $21,200. The Company entered into an agreement with Oswald A. Gayle on March 1, 2011 to convert debt for services as CFO during the first quarter of 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 472,233 shares at $.03 per share for an amount of $14,168. The company owed him a balance of $24,853 at June 30, 2011.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 4 - Due to Related Parties (continued)

Notes Payable –Related Party

On January 21, 2011 Stephen C. Carlson loaned the Company $5,000 in the form of a Promissory Note with an annual interest rate of 3.0%.  There was balance due of $5,000 due on this loan at June 30, 2011. There was $219 in accrued interest on this note at June 30, 2011.

Note 5 - Short-Term Notes Payable

Short term notes payable consists of the following:

	June, 30	December 31,
	2011	2010
Short-term Note	$30,000	$30,000
Debenture	30,000	30,000

Total Short-term Notes Payable	$60,000	$60,000

At June 30, 2011 and December 31, 2010 the Company had a note payable balance of $30,000. This represents a short term note with an annual interest rate of 12.0%. In the event that a Liquidity Event occurs earlier than the agreed to three month period, then the full principal amount together with any interest due and outstanding, shall become payable in full no later than five business following the liquidity event, or the fifth business day following the Liquidity Event, whichever is earlier. As further consideration for this obligation, the Company agreed to issue warrants for the purchase of unregistered common stock to the Payee in an amount equal to the amount loaned under the agreement and, which shall expire in two years. The pricing for the purchase of the common stock shall be set at eighty percent (80%) of the ten day closing price of the stock of the target prior to the request for the issuance of the warrant by the Payee.  At June 30, 2011 this note had accrued interest in the amount of $3,072.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,018,947 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE.  Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $15,357 as of June 30, 2011.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 6 - Income Taxes

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

The Company had net operating loss carryforwards available to offset future taxable income approximating $0.8 million as of June 30, 2011. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset.  There are no other material deferred tax positions recorded by the Company.

Note 7 - Capital Stock

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

b) Stock issuances for cash

For the period January 1, 2011 through June 30, 2011, the Company did not issue any new shares of common stock for cash.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 8 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for 2011 are as follows:
June 30,
2011
Interest	$-

Income taxes	$-

Non-cash Investing and Financing Transactions:
2011

Stock issued to settle liabilities to be settled in stock	$155,930

Stock issued to settle related party payable and accrued expenses	$119,169

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the six months ended June 30, 2011, the Company’s operations included satisfying continuous public disclosure requirements and the continued focus on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education; The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors.

Net Loss

For the period from inception to June 30, 2011, the Company recorded a net loss of $796,954. The Company’s net loss is primarily attributable to general and administrative expenses. A large portion of the 2011 general and administrative expenses were related to the accrual of fees to financial consultants in connection with providing advice to undertake for and consult with us concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, acquisitions and business opportunities, and review and advice regarding our overall progress, needs and condition

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from June 10, 2010 (inception) to June 30, 2011.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $55,860 and $55,860 respectively as of June 30, 2011. The working capital deficit was $484,371at June 30, 2011.  Net stockholders equity in the Company was $(484,371) at June 30, 2011.

We will require additional funding over the next 12 months estimated to be equal to $1,000,000 to develop new business. Presently, we have only $4,092 worth of liquid assets with which to pay our expenses. Currently, our

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

For the period ending June 30, 2011, the corporate offices are hosted at2180 Satellite Blvd, Suite 400, Duluth, GA 30096.

The Company has no current plans for the purchase or sale of any plant or equipment.

There are no employees at the Company.  The Company has no current plans to add employees.

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended June 30, 2011 included in this Form 10-Q, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Going Concern

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $484,371 at June 30, 2011 and has incurred losses of $796,954 since inception, and further significant losses are expected to be incurred in the Company’s development stage.

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2011. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarter ended June 30, 2011.

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

(b)     Changes in internal controls over financial reporting

During the six months ended June 30, 2011, we continued our comprehensive evaluation relating to the effectiveness of disclosure controls and procedures. As a result of such review, we have implemented several changes, among which included:

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

During the six months ended June 30, 2011, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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