Form 10-Q
period 2011-09-30
Sibling Entertainment Group Holdings, Inc.
filed 2011-11-03
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-28311

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS	76-027334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

TABLE OF CONTENTS

Page

PART I.	3
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4
Statements of Operations for the three months ended September 30, 2011 and 2010, the nine months ended September 30, 2011, the period from June 10, 2010 (inception) to September 30, 2010 and the period from June 10, 2010, (inception) to September 30,2011 (unaudited)	5
Statements of Cash Flows for the nine months ended September 30, 2011, the period from June 10, 2010 (inception) to September 30, 2010 and the period June 10, 2010 (inception) to September 30,2011 (unaudited)	6
Statements of Stockholder’s Equity (Deficit) for the period June 10, 2010 (inception) to September 30, 2011 (unaudited)	7
Notes to Financial Statements (unaudited)	8
ITEM 2. MANAGEMENT'S PLAN OF OPERATION	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4. CONTROLS AND PROCEDURES	18

PART II.	20
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4. REMOVED AND RESERVED	20
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS	20
SIGNATURES	21

INDEX TO EXHIBITS	22

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(unaudited)
Current assets:
Cash	$842	$-
Pre-paid expenses	170,421	89,704
Total current assets	171,263	89,704

Total assets	$171,263	$89,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$378,176	$116,767
Accrued liabilities	99,306	91,597
Liabilities to be settled in stock	35,000	21,500
Liabilities to be settled in stock - related parties	-	134,430
Amounts due to related parties	110,372	42,000
Short-term notes payable	62,500	60,000
Total current liabilities	$685,354	$466,294

Stockholders' equity (deficit)
Convertible series common stock, $.0001 par value, 10,000,000 shares authorized, 9,879,854 shares issued and outstanding at September 30, 2011 and December 31, 2010	988	988
Common stock, $.0001 par value, 90,000,000 shares authorized, 62,826,011 and 46,631,816 issued and outstanding at September 30, 2011 and December 31, 2010	6,283	4,664
Additional paid-in capital	543,124	-
Deficit accumulated during the development phase	(1,064,486)	(382,242)
Total stockholders' equity (deficit)	(514,091)	(376,590)

Total liabilities and stockholders' equity (deficit)	$171,263	$89,704

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,	Period From June 10, 2010 (inception) to September 30,	Cumulative Amounts From June 10, 2010 (inception) to September 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating expenses:
General and administrative costs	$164,954	$97,500	$507,742	$97,500	$701,970
Professional fees	52,567	37,430	87,348	37,430	226,650
Loss from operations	(217,521)	(134,930)	(595,090)	(134,930)	(928,620)

Non-operating income (expense):
Interest expense	(2,199)	-	(7,709)	-	(8,609)
Loss on extinguishment of debt	-	-	(79,445)	-	(79,445)

Net loss	$(219,720)	$(134,930)	$(682,244)	$(134,930)	$(1,016,674)

Earnings (loss) per common share:

Basic earnings (loss) per share:
Convertible series common	$(0.02)		$(0.07)
Common stock	-		-
Diluted earnings (loss) per share:
Convertible series common	(0.02)		(0.07)
Common stock	0.00		0.00

Weighted average number of common shares outstanding:
Convertible series common	9,879,854		9,879,854
Common stock	61,227,895		58,819,418

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
		Period From	Amounts From
		June 10, 2010	June 10, 2010
	Nine months ended	(inception) to	(inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES:

Net loss	$(682,244)	$(134,930)	$(1,016,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock used for consulting fees	200	-	200
Loss on extinguishment of debt	79,445	-	79,445
Changes in operating assets and liabilities:			-
Accounts payable	286,409	45,430	392,809
Liabilities to be settled in stock	35,000	-	190,930
Accrued liabilities	7,709	-	7,709
Pre-paid expenses	99,283	-	99,283
Due to related parties	162,540	89,500	204,540
Net cash used in operating activities	(11,658)	-	(41,758)

FINANCING ACTIVITIES:

Common stock issued for cash	10,000	-	10,000
Proceeds from short-term notes payable	2,500	-	2,500
Capital contribution	-	100	100
Proceeds from notes payable	-	-	30,000
Net cash provided by financing activities	12,500	100	42,600

NET INCREASE (DECREASE) IN CASH	842	100	842

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$842	$100	$842

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIODS ENDED JUNE 10, 2010 (Inception) To September 30, 2011
(Unaudited)

						Deficit
	Convertible					Accumulated
	Series				Additional	During the
	Common	Common			Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at June 10, 2010 (Date of Inception)	-	$-	-	$-	$100	$-	$100

Reverse merger recapitalization	9,879,854	988	46,635,816	4,664	(100)	(47,812)	(42,260)

Net loss	-	-	-	-	-	(334,430)	(334,430)

Balance at December 31, 2010	9,879,854	988	46,635,816	4,664	-	(382,242)	(376,590)

Common shares issued for cash	-	-	571,429	57	9,943	-	10,000

Common shares issued for fees accrued during merger	-	-	2,000,000	200	-	-	200

Common shares issued for prepaid expenses	-	-	2,000,000	200	179,800	-	180,000

Common shares issued for Liabilities to be settled in stock at $0.02 per share	-	-	7,646,500	765	155,165	-	155,930

Common shares issued for settlement of accrued expenses at $0.05 per share (loss on extinguishment of $16,666)	-	-	833,334	83	41,583	-	41,666

Common shares issued to settle amounts due to related parties at $0.05 per share (loss on extinguishment of $62,779)	-	-	3,138,932	314	156,633	-	156,947

Net loss	-	-	-	-	-	(682,244)	(682,244)

Balance at September 30, 2011	9,879,854	$988	62,826,011	$6,283	$543,124	$(1,064,486)	$(514,091)

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $1,016,674 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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
SEPTEMBER 30, 2011
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
SEPTEMBER 30, 2011
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

On August 18, 2011, the Company issued 2,000,000 shares of common stock at a value of $0.09 per share, as compensation to Capital Advisory Group, LLC. This was based on an agreement entered into on the date noted above (commitment date) for consulting services for a period of six months. The agreement may be terminated with not less than 30 days written notice by either party.

Prepaid expenses related to these agreements are comprised of:

	September 30,	December 31,
	2011	2010
Total value of share compensation over term	$333,000	$153,000

Less: Compensation expense to date	(162,579)	(63,296)

	$170,421	$89,704

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Note 4 - Due to Related Parties

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

	September 30, 2011	December 31, 2011
Due to a significant shareholder	$110,372	$42,000

	$110,372	$42,000

Stephen C. Carlson was contracted through December 31, 2010 as a consultant to provide advisory services on a non-exclusive basis. At December 31, 2010 the Company owed $10,000 to Mr. Carlson for these provided services.  The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Stephen Carlson to convert debt for consulting services to N4E prior to the acquisition by the Company on December 30, 2010 and debt for services as CEO during the first quarter of 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 966,666 shares for an accrued amount of $29,000.  On December 30, 2010, in conjunction with the acquisition of N4E, the Board of Directors of Sibling appointed Stephen C. Carlson as CEO, with a term of office that commenced December 31, 2010.  The company owed him a balance of $63,667 at September 30, 2011, including the $5,000 note payable described below.

Gerald F. Sullivan was contracted through December 31, 2010 as a consultant to provide advisory services on a non-exclusive basis. At December 31, 2010 the Company owed $32,000 to Mr. Sullivan for these provided services. The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Gerald F. Sullivan to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted Common Stock in the aggregate of 1,700,000 shares for accrued compensation of $51,000. The company owed him a balance of $600 at September 30, 2011 for cash advances made to the company for operating expenses.

On December 30, 2010, in conjunction with the acquisition of N4E, the Board of Directors of Sibling appointed Oswald A. Gayle as CFO of the Company with a term of office that commenced December 31, 2010.  During this period he accrued total compensation of $21,200. The Company entered into an agreement with Oswald A. Gayle on March 1, 2011 to convert debt for services as CFO during the first quarter of 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 472,266 shares for an accrued amount of $14,168. The company owed him a balance of $46,105 at September 30, 2011.

Notes Payable –Related Party

On January 21, 2011 Stephen C. Carlson loaned the Company $5,000 in the form of a Promissory Note with an annual interest rate of 3.0%.  There was balance due of $5,000 due on this loan at September 30, 2011. There was $344 in accrued interest on this note at September 30, 2011.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Note 5 - Short-Term Notes Payable

Short term notes payable consists of the following:

	September 30,	December 31,
	2011	2010
Short-term Note	$30,000	$30,000
Debenture	30,000	30,000

Total Short-term Notes Payable	$60,000	$60,000

At September 30, 2011 and December 31, 2010 the Company had a note payable balance of $30,000. This represents a short term note with an annual interest rate of 12.0%. In the event that a Liquidity Event occurs earlier than the agreed to three month period, then the full principal amount together with any interest due and outstanding, shall become payable in full no later than five business following the liquidity event, or the fifth business day following the Liquidity Event, whichever is earlier. As further consideration for this obligation, the Company agreed to issue warrants for the purchase of unregistered common stock to the Payee in an amount equal to the amount loaned under the agreement and, which shall expire in two years. The pricing for the purchase of the common stock shall be set at eighty percent (80%) of the ten day closing price of the stock of the target prior to the request for the issuance of the warrant by the Payee.  At September 30, 2011 this note had accrued interest in the amount of $4,008.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,018,947 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE.  Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $16,491 as of September 30, 2011.

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

The Company had net operating loss carryforwards available to offset future taxable income approximating $1.1 million as of September 30, 2011. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset.  There are no other material deferred tax positions recorded by the Company.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

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

b) Stock issuances for cash

For the period January 1, 2011 through September 30, 2011, the Company sold 571,429 shares at a price of $0.0175 per share or $10,000 in the aggregate to one accredited investor.

Note 8 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for 2011 are as follows:

September 30, 2011
Interest	$-

Income taxes	$-

Non-cash Investing and Financing Transactions:

September 30
2011

Stock issued to settle liabilities to be settled in stock	$155,930
Stock issued for consulting fees	$180,000
Stock issued to settle related party payable and accrued expenses	$119,169

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the nine months ended September 30, 2011, the Company’s operations included satisfying continuous public disclosure requirements and the continued focus on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education; The Company has not generated revenues since inception and due to the nature of our search for a suitable business opportunity, cannot determine whether we will ever generate revenue from operations and may continue at a loss.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors.

Net Loss

For the period from inception to September 30, 2011, the Company recorded a net loss of $1,016,674. The Company’s net loss is primarily attributable to general and administrative expenses. A large portion of the 2011 general and administrative expenses were related to the accrual of fees to financial consultants in connection with providing advice to undertake for and consult with us concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, acquisitions and business opportunities, and review and advice regarding our overall progress, needs and condition

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from June 10, 2010 (inception) to September 30, 2011.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $171,263 and $171,263 respectively as of September 30, 2011. The working capital deficit was $514,091 at September 30, 2011. Net stockholders equity in the Company was $(514,091) at September 30, 2011.

We will require additional funding over the next 12 months estimated to be equal to $1,000,000 to develop new business. Presently, we have only $842 worth of liquid assets with which to pay our expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

Current and anticipated capital needs may vary based on our acquisitions, or technology development activities. As a result, we may raise capital through the issuance of debt, the sale of equity, or a combination of both.

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

For the period ending September 30, 2011, the corporate offices are hosted at 2180 Satellite Blvd, Suite 400, Duluth, GA 30096.

The Company has no current plans for the purchase or sale of any plant or equipment.

There are no employees at the Company.  The Company has no current plans to add employees.

Critical Accounting Policies

In Note 2 to the attached interim financial statements for the periods ended September 30, 2011 included in this Form 10-Q, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Going Concern

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $514,091 at September 30, 2011 and has incurred losses of $1,016,674 since inception, and further significant losses are expected to be incurred in the Company’s development stage.

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2011. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarter ended September 30, 2011.

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

(b)     Changes in internal controls over financial reporting

During the nine months ended September 30, 2011, we continued our comprehensive evaluation relating to the effectiveness of disclosure controls and procedures. As a result of such review, we have implemented several changes, among which included:

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

During the nine months ended September 30, 2011, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Stephen C. Carlson	Director	November 1, 2011
Stephen C. Carlson	Chief Executive Officer

/s/ Oswald A. Gayle	Director	November 1, 2011
Oswald A. Gayle	Secretary to the Board Chief Financial Officer

/s/ Gerald F. Sullivan	Director	November 1, 2011
Gerald F. Sullivan	Chairman, Board of Directors

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Securities Exchange Agreement by and among Sibling Entertainment Group Holdings, Inc., Newco4Education I, LLC and the members of Newco4Education I, LLC dated as of December 30, 20104
3(i)	Articles of Incorporation of the Company1
3(i)(b)	Amended Articles of Incorporation of the Company1
3(i)(c)	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.2
3(i)(d)	Certificate of Designation4
3(iii)	Bylaws of the Company1
10.1	Loan Assignment Agreement by and among Sibling Entertainment Group Holdings, Inc., Sibling Theatricals, Inc., and Debt Resolution, LLC dated as of December 29, 20104
10.2	Form of Conversion Agreement, by and between Sibling Entertainment Group Holdings, Inc. and each holder of 13% Series AA Debentures4
10.3	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Mitchell Maxwell dated as of December 30, 20104
10.4	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Ray Meyers dated as of December 30, 20104
10.5	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerry L. Bedore Jr. dated as of December 30, 20104
10.6	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Timothy G. Drake dated as of December 30, 20104
10.7	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of December 30, 20104
10.8	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Amy Savage-Austin dated as of December 30, 20104
10.9	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of December 30, 20104
10.10	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and A. Dixon McLeod dated as of December 30, 20104
14	Code of Ethics dated March 1, 2004.3
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

1	Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000
2	Incorporated by reference from the Form 10K filed with the Commission on April 3, 2003
3	Incorporated by reference from the Form 10K filed with the Commission on March 30, 2004
4	Incorporated by reference form the Form 8K filed with the Commission on January 6, 2011
*	Filed herewith
**	Furnished herewith