Form 10-Q/A
period 2011-09-30
Sibling Entertainment Group Holdings, Inc.
filed 2011-12-09
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Sibling Entertainment Group Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2011 (the “Original Filing”).

On the cover page of the Original Filing, the box for “Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days” was incorrectly checked as “No.”  This Amendment corrects the box to “Yes.”

In Note 5 to the Financial Statements (Short-Term Notes Payable), the amounts in the table have been adjusted.

Except as set forth in this Explanatory Note, no other changes are made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Note 5 - Short-Term Notes Payable

Short term notes payable consists of the following:

	September 30,	December 31,
	2011	2010
Short-term Note	$32,500	$30,000
Debenture	30,000	30,000

Total Short-term Notes Payable	$62,500	$60,000

At September 30, 2011 and December 31, 2010 the Company had a note payable balance of $32,500 and $30,000, respectively. This represents a short term note with an annual interest rate of 12.0%. In the event that a Liquidity Event occurs earlier than the agreed to three month period, then the full principal amount together with any interest due and outstanding, shall become payable in full no later than five business following the liquidity event, or the fifth business day following the Liquidity Event, whichever is earlier. As further consideration for this obligation, the Company agreed to issue warrants for the purchase of unregistered common stock to the Payee in an amount equal to the amount loaned under the agreement and, which shall expire in two years. The pricing for the purchase of the common stock shall be set at eighty percent (80%) of the ten day closing price of the stock of the target prior to the request for the issuance of the warrant by the Payee.  At September 30, 2011 this note had accrued interest in the amount of $4,008.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved).

ITEM 5. OTHER INFORMATION

To be determined.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 31 this Form 10-Q/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the dates indicated.

Signature	Title	Date

/s/ Stephen C. Carlson	Director	December 8, 2011
Stephen C. Carlson	Chief Executive Officer

/s/ Oswald A. Gayle	Director	December 8, 2011
Oswald A. Gayle	Secretary to the Board Chief Financial Officer

/s/ Gerald F. Sullivan	Director	December 8, 2011
Gerald F. Sullivan	Chairman, Board of Directors

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Securities Exchange Agreement by and among Sibling Entertainment Group Holdings, Inc., Newco4Education I, LLC and the members of Newco4Education I, LLC dated as of December 30, 20104
3(i)	Articles of Incorporation of the Company1
3(i)(b)	Amended Articles of Incorporation of the Company1
3(i)(c)	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.2
3(i)(d)	Certificate of Designation4
3(iii)	Bylaws of the Company1
10.1	Loan Assignment Agreement by and among Sibling Entertainment Group Holdings, Inc., Sibling Theatricals, Inc., and Debt Resolution, LLC dated as of December 29, 20104
10.2	Form of Conversion Agreement, by and between Sibling Entertainment Group Holdings, Inc. and each holder of 13% Series AA Debentures4
10.3	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Mitchell Maxwell dated as of December 30, 20104
10.4	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Ray Meyers dated as of December 30, 20104
10.5	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerry L. Bedore Jr. dated as of December 30, 20104
10.6	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Timothy G. Drake dated as of December 30, 20104
10.7	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of December 30, 20104
10.8	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Amy Savage-Austin dated as of December 30, 20104
10.9	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of December 30, 20104
10.10	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and A. Dixon McLeod dated as of December 30, 20104
14	Code of Ethics dated March 1, 2004.3
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

1	Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000
2	Incorporated by reference from the Form 10K filed with the Commission on April 3, 2003
3	Incorporated by reference from the Form 10K filed with the Commission on March 30, 2004
4	Incorporated by reference form the Form 8K filed with the Commission on January 6, 2011
*	Filed herewith
**	Furnished herewith