Form 10-K
period 2011-12-31
Sibling Entertainment Group Holdings, Inc.
filed 2012-04-30
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________ .

Commission file number: 000-28311

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	76-027334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1201 Peachtree St. NE, Bldg 400 Ste 200, Atlanta , GA 30361
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed fiscal year (December 31, 2011) was approximately $4,295,635.

The number of shares outstanding of each of the registrant’s classes of common stock as of December 31, 2011 was  71,593,931 shares of common stock and 9,879,854 shares of series common stock.

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

Although we were unable to complete this acquisition, during the first three quarters of 2010, we actively pursued opportunities in film, theater,, real estate, management, and music publishing.  In September 2010, the Company determined that the funding required to continue the entertainment business was not available to the Company.  During the fourth quarter of 2010, the Company exited the entertainment business and acquired Newco4Education, LLC (“N4E”) and thereby entered the education services and technology business.

As reported in our Form 8K filed January 6, 2011, the Company transferred all of the Company’s entertainment and theatricals assets to Debt Resolution, LLC and exited the entertainment and theatricals business and entered into Conversion Agreements with all but one of the 44 holders of our 13% Series AA Secured Convertible Debentures, whereby such holders converted the principal and accrued interest of the Series AA Secured Convertible Debentures and the related warrants into shares of Debt Resolution, LLC and 1,039,985 shares of the Company’s series common stock.  The shares issued to the holders of the Series AA Secured Convertible Debentures are convertible into ten percent (10%) of the then outstanding common stock of the Company.  The Company’s agreement with the holders of the Series AA Debentures included consent to the acquisition of Newco4Education, LLC and a release of claims against the Company.

As reported in our 8K filed January 6, 2011, on December 30, 2010, we acquired N4E for 8,839,869 shares of shares of the Company’s series common stock which are convertible into 85% of the then outstanding common stock of the Company.

EMO Business Plan

N4E was formed June 10, 2010, to leverage the business opportunities created from the growing popularity of charter schools and to improve educational opportunities for students across the United States through the development of innovative curricula, computer based education tools, and tools for improvement teacher performance.  We intend to use the N4E business plan and methodologies to acquire educational management organizations and to manage and operate charter schools as one component of our business strategy to grow a large scale business that will manage and operate charter schools and develop and license curricula, computer based education services, and school operation and management tools throughout the United States.  We have recruited a management team with experience in education and technology & internet based software.

Overview of Charter Schools

Charter schools are primary, or secondary, schools that are part of the public education system and provide an alternative to other public schools.  Charter schools have the potential to facilitate education reforms and develop new and creative teaching methods that can be replicated in traditional public schools for the benefit of all children.  Charter schools receive public money but operate with freedom from many of the local and state regulations that apply to traditional public schools.  Charter schools allow parents, community leaders, educational entrepreneurs, and others the flexibility to innovate and provide students with increased educational options within the public school system.  Charter schools are sponsored by local, state, or other organizations that monitor their quality while holding them accountable for academic results and responsible fiscal practices.  Charter schools may hire their own staff, develop their own curriculum, and set their own educational programs and methods of operation, subject to the terms of their charter and subject to the oversight of a local school board and another sponsor.  Charter schools are not allowed to charge tuition and are funded like other public schools, usually on a per student basis, at levels that are generally comparable but may be less that other public schools in the same district. Since the first enactment of charter school legislation in Minnesota in 1991, 41 states and the District of Columbia have adopted laws allowing charter schools. Maine is the most recent state to allow charter schools. According to the National Alliance for Public Charter Schools, there were 5,275 charter schools in the 2010-2011 school year, making up slightly more than 5 percent of all U.S. public schools. The most recent data shows about 3 percent of public school students attend charter schools.

Plan of Operation
We believe our mission is to utilize advanced technology and education management techniques to enhance and accelerate the delivery of 21st century learning using multiple teaching and learning modalities on a global basis. We intend to accomplish this mission by accessing funds from the public capital markets and melding them into a unified strategy that will help to accelerate the improvement of K-12 education across the globe. Our desired result will be better educated children, a sustainable and cost effective teaching model for K-12 education, and reduced dependence on governmental funding.

To accomplish this mission we intend to form two separate operating subsidiaries:

The Teaching Alliance
In late 2011 we decided to form The Teaching Alliance, which will be based in Atlanta, Georgia. The Teaching Alliance will be the education management organization (EMO) for the Company, housing acquired school management businesses. Management sees tremendous opportunities in the school management area, particularly within the charter school area nationally, and with private school and tutoring operations internationally. The Teaching Alliance intends to acquire existing EMOs. Management believes that economies of scale will be recognized via repeatable best practices combined with improved administrative, and learning technologies. With this approach Management intends to reduce spending on outdated processes, content, and technologies. We expect to improve operating margins by replacing outmoded approaches with a more cost effective learning approach, and use of better quality administrative tools and processes, while increasing the quality of the education experience.

Education Innovation

In 2011, after surveying providers of technology in the educational arena, we decided to form Education Innovation, Inc., to hold our technology operations, and decided that it will be based in Atlanta, Georgia, with an application support center in Phoenix, Arizona. This business unit will provide applications and content to facilitate teaching and learning and improve efficiencies within school administration.

Management believes that the use of technology in the teaching process, generally known as "technology enhanced learning," is expanding rapidly, and we intend to be a key player, by facilitating the distribution of existing solutions, as well as providing certain proprietary solutions. Our first efforts will focus on aggregating teaching materials, both conventional and technology based, so that educators working in the traditional classroom, in blended learning environments, and in online environments can readily access proven materials as they construct the curriculum needed in their particular situation. Many teaching professionals have lessons they have authored, and we would like to empower and motivate them to distribute the materials to others.

Education Innovation will initially, and for the balance of FY2012, have two primary technology based offerings. The first is a "Learning Exchange" application called The Schoolhouse Warehouse™, a cloud based application which creates a solution for the rapid, low cost, global distribution of high quality educational content. Fully mobile content will be available. The Schoolhouse Warehouse™ approach will provide courses, curricula, and learning materials to students in any learning environment from home schooling to private, or public schools. We also intend for these materials to be incorporated for use with any SCORM (Sharable Content Object Reference Model is a standard for e-learning software) compliant Learning Management System (LMS).

The Schoolhouse Warehouse™ will provide global access and exposure to content that is developed by individual educators, learning content and application developers, as well as large commercial providers. User ratings and reviews of each piece of content will help drive choice and promote competition to improve educational content. Private authors as well as corporate developers will be compensated via an online "app store" approach, similar to the Apple™, Intel™, or Android™ app stores, except that it is solely focused on the vertical market of educational materials. The Company is targeting a late Q2 of 2012 release date.

The second offering will be a proprietary Learning Management System (LMS) called The Learning Resource, primarily aimed at the K-12 marketplace. The Learning Resource will be integrated with Education Innovation's proprietary product offerings, and can be integrated easily with all offerings found in The Schoolhouse Warehouse app store. Management believes that this will assist administrators and teachers in building curriculum, including required and recommended learning materials delivered to students as course assignments. We expect to have these offerings available in late FY2012.

We intend that The Learning Resource will have the ability to administer online testing, assessment, and grading. The Learning Resource design will manage content provided by the Schoolhouse Warehouse™, or other curriculum, as well as classroom events, and/or teacher developed courses/assignments. It provides user interface portals, and custom reporting applications that are specific to administrators, teachers, students, and parents. The target delivery schedule for the LMS is late Q2 of 2012.

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

Foundation for Innovation in Education, Inc.

Foundation for Innovation in Education, Inc., is a Georgia non-profit corporation that was an N4E member and as a result of our acquisition of N4E is a significant shareholder. Upon our conversion in our series common stock it will hold approximately 37% of our series common stock.  Foundation for Innovation in Education has informed us that over time it intends to acquire other NFPs that hold the charters to charter schools, and may start charter schools itself, as well as develop certain programs aimed at improving the learning ability of certain segments of the student population.  Foundation for Innovation in Education may hire the Company, to be the EMO for charter schools that it starts and acquires, though it has no obligations with the Company at this time.  Foundation for Innovation in Education intends to engage in research and other activities to advance the state education in America.

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

We Have A History Of Losses And Expect Losses In The Future

The Company has incurred losses since inception. We do not currently own, operate, or have agreements to acquire any school operations and therefore have no revenues. As a result of our technology initiatives and existing, and anticipated operating expenses, we expect to incur substantial net losses for the foreseeable future. Our ability to become profitable will depend upon our ability to generate and sustain revenue that is greater than our expenses. In order to generate revenue, we will need to enter into management agreements with charter schools, acquire other EMOs, and successfully acquire, and successfully launch our technology initiatives, or develop and license curricula, computer based education services, and school operation and management tools. Our ability to execute our business plans, and generate revenue, will be dependent, in part, on our ability to obtain financing sufficient to execute our business plan. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise capital, and our ability to continue operations.

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

The outstanding shares of our series common stock automatically convert into 95% of the outstanding common stock (giving effect to the conversion) upon the vote of holders of two-thirds of outstanding series common stock, voting as a separate series.  In addition, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital.  At this time, the Company is not aware of any intent of the holders of series common stock to vote to convert into common stock.  The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing stockholders and adversely affect prevailing market prices for our common stock.

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

ITEM 2.           DESCRIPTION OF PROPERTY

The Company does not own any real or personal property.  The Company maintains an office at 1201 Peachtree St St, NE Bldg 400 Ste 200 Atlanta, GA 30361.  Its employees work from locations which are not owned or leased by the Company.

ITEM 3.           LEGAL PROCEEDINGS

At the conclusion of 2011, to be best of our knowledge there are no outstanding legal proceedings involving the Company.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock was quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc., under the symbol, “SIBE” until mid-year 2009. In the fourth quarter, 2009 the Company was delisted from the OTC Bulletin Board Exchange for failure to make timely filings. During FY2011 we brought all of the Company’s required filings under the Securities Act of 1934 current in November 2011, and the Company was upgraded from the Pink Sheets to the Over the Counter Bulletin Board, at level QB, indicating it was fully reporting.

Trading in the common stock in the over-the-counter market in the preceding two years has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Year	Quarter Ending	High	Low
2011	31-Dec	$0.20	$0.04
	30-Sep	$0.25	$0.04
	30-Jun	$0.14	$0.04
	31-Mar	$0.18	$0.02
2010	31-Dec	$0.02	$0.02
	30-Sep	$0.01	$0.01
	30-Jun	$0.02	$0.02
	31-Mar	$0.0431	$0.0431
2009	31-Dec	$0.041	$0.041
	29-Sep	$0.0551	$0.0551
	30-Jun	$0.0155	$0.0155
	31-Mar	$0.05	$0.04

Record Holders

As of December 31, 2011, there were approximately 136 stockholders of record holding a total of 71,593,931 shares of common stock and 9,879,854 shares of series common stock.  Holders of common stock and series common stock vote together as a single class on all matters which our stockholders are entitled to vote.  In addition, holders of series common stock are entitled to a series vote to approve certain material transactions.  Each share of equity common stock is entitled to one vote and each share of series common stock is entitled to a number of votes equal to the number of shares of common stock into which one share of series common stock is convertible on the record date of the vote.  If the Board of Directors declares a dividend on equity common stock, an equivalent dividend (based on the number of shares of equity common stock into which a share series common stock is then convertible) must be paid in respect of series common stock. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock. Upon conversion, the holders of series common stock would hold 95% of the then outstanding common stock, 85% of which would apply to the members of Newco4education, LLC, which was acquired in December, 2010, and 10% would be owned by the former holders of debentures in Sibling who consented to the elimination of their debt, and instead elected to received the series stock. The conversion can be made by the election of a vote 66% of the series shares.

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

On November 3, 2010, the Company acted on the following matters that resulted in issuance of the Company’s common stock.

•	The Company entered into an agreement with Michael Baybak to settle outstanding debt owned by the Company in exchange for 3,300,000 shares of common stock.

•	The Company entered into an agreement with Broad Street Ventures to settle consulting fees due from the Company in exchange for 3,000,000 shares of common stock.

•	The Company entered into a settlement agreement with Ira Gaines in exchange for 1,000,000 shares of common stock.

•
The Company entered into an agreement with Jamison Firestone to provide intermediary and translation services in dealing with foreign investors in connection with the conversion of the Series AA Debentures in exchange for 600,000 shares of common stock.

•
The Company issued 2,700,000 of common stock to Mitchell Maxwell for services rendered as a member of the board of directors and in lieu of cash compensation as the Company’s Chief Executive Officer and President.

•	The Company issued 650,000 shares of common stock to Christian Fitzgerald for board of director services.

•	The Company issued 375,000 of its common stock to Richard Bernstein for board of director services.

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

In conjunction with the acquisition of N4E, issued 1,039,985 shares of our series common stock pursuant to debt conversion agreements with the holders of the Company’s Series AA Debentures and related warrants.

During the first quarter, 2011, the Company took steps to significantly reduce outstanding debts associated with the acquisition of N4E by issuance of the Company’s common stock as follows:

On January 14, 2011, the Company entered into an agreement with Mr. Richard Smyth, pursuant to which the Company issued 2,471,500 shares of common stock valued at $49,430, in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E.

On January 14, 2011, the Company entered into an agreement with Meshugeneh LLC, pursuant to which the Company issued 4,250,000 shares of common stock valued at $85,000 in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E.

On January 14, 2011, the Company entered into an agreement with Betsey V. Peterzell, pursuant to which the Company issued 1,075,000 shares of common stock valued at $51,500 in payment of legal services rendered to N4E.

On January 14, 2011, the Company entered into an agreement with Michael Baybak, pursuant to which the Company issued 2,000,000 shares of common stock valued at $40,000 for services rendered to the Company in connection with the acquisition of N4E.

On March 1, 2011, as amended June 1, 2011, the Company entered into an agreement with Viraxid Corporation, pursuant to which the Company issued 833,334 shares of common stock valued at $41,666 for accounting and bookkeeping services rendered to N4E.

a) Stock based compensation
On March 1, 2011, the Company entered into an agreement with Gerald F. Sullivan, Chairman, pursuant to which the Company issued 1,700,000 shares of common stock valued at $85,000 for services rendered to the Company in connection with the formation and development of strategy and business plans of N4E. These were issued on March 31, 2011.

On October 24, 2011, the Company entered into an agreement with Gerald F. Sullivan, Chairman, pursuant to which the Company issued 200,000 shares of common stock valued at $40,000, as an incentive bonus. These were issued on October 24, 2011.

On March 1, 2011, the Company entered into an agreement with Stephen C. Carlson, CEO, pursuant to which the Company issued 966,666 shares of common stock valued $48,334, for consulting services rendered to N4E in connection with the development of strategy and business plans of N4E and for services rendered to the Company as CEO during the first quarter of 2011. These were issued on March 31, 2011.

On October 1, 2011, the Company entered into an agreement with Stephen C. Carlson, CEO, pursuant to which the Company issued 596,747 shares of common stock valued $119,349 to convert debt for services as CEO for the period April 1, 2011 to September 30, 2011. These were issued on October 3, 2011.

On October 24, 2011, the Company entered into an agreement Stephen C. Carlson, CEO, pursuant to which the Company issued 200,000 shares of common stock valued at $40,000, as an incentive bonus. These were issued on October 24, 2011.

On March 1, 2011, the Company entered into an agreement with Oswald A. Gayle, CFO, pursuant to which the Company issued 472,266 shares of common stock valued at $23,614 for services rendered to the Company as CFO during the first quarter of 2011. These were issued on March 31, 2011.

On October 1, 2011, the Company entered into an agreement with Oswald A. Gayle, CFO, pursuant to which the Company issued 661,173 shares of common stock valued at $132,235 to convert debt for services as CFO for the period April 1, 2011 to September 30, 2011. These were issued on October 3, 2011.

On October 24, 2011, the Company entered into an agreement Oswald A. Gayle, CFO, pursuant to which the Company issued 200,000 shares of common stock valued at $40,000, as an incentive bonus. These were issued on October 24, 2011.

On October 24, 2011, the Company entered into an agreement with Dr. Amy Savage-Austin, a director, pursuant to which the Company issued 200,000 shares of common stock valued at $40,000 as an incentive bonus. These were issued on October 24, 2011.

On October 24, 2011, the Company entered into an agreement with Dr. Gerry L. Bedore, Jr., a key advisor, pursuant to which the Company issued 1,000,000 shares of common stock valued at $200,000 as an incentive bonus. These were issued on October 24, 2011.

On October 24, 2011, the Company entered into an agreement with Dr. Timothy G. Drake, a key advisor, pursuant to which the Company issued 1,000,000 shares of common stock valued at $200,000 as an incentive bonus. These were issued on October 24, 2011.

On November 18, 2011, the Company entered into an agreement with Robert Copenhaver, a director, pursuant to which the Company issued 1,000,000 shares of common stock valued at $130,000 as an incentive bonus. These were issued on November 18, 2011.

On November 18, 2011, the Company entered into an agreement with Michael Hanlon, a director, pursuant to which the Company issued 1,000,000 shares of common stock valued at $130,000 as an incentive bonus. These were issued on November 18, 2011.

On November 18, 2011, the Company entered into an agreement with William W. Hanby, a key advisor, pursuant to which the Company issued 1,000,000 shares of common stock valued at $130,000 as an incentive bonus. These were issued on November 18, 2011.

All of the shares issued were restricted under Rule 144 of the Securities Act.
The total number of shares of common stock issued and outstanding as of April 3, 2012 is 72,684,306.

In January, 2012, the Company issued 532,775 shares of common stock to Oswald Gayle, the former CFO, in full satisfaction of all amounts owed to him for his services. As a part of his resignation he tendered 200,000 shares of series common stock which he had acquired as a result of his position as a founding member of NEWCO4EDUCATION, LLC.

In January, 2012, the Company issued 557,600 shares of common stock to Steve Carlson, the former CEO, in full satisfaction of all amounts owed to him for his services.

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

Results of Operations

The Company did not generate any significant revenues within the twelve months of operation ending December 31, 2011. The Company’s net loss amounted to $2,363,353.  The net loss was primarily the result of the expenses surrounding the developmental costs, completion of audits and management and overhead associated with the educational services businesses.

The 2011 operating expenses were mainly related to accrued expenses for management, consulting, legal and advisory services surrounding the move from entertainment related business activities, into the educational services and technology area, and for normal financial reporting and SEC compliance.

During 2011 the Company completed a number of key tasks relating to the reorientation from the entertainment businesses, into the education field. Included in these activities was the following:

•	Completed relocation of records and files from the prior New York headquarters, to the new Atlanta site;
•	Completed audits for Fiscal Year 2010 and Fiscal Year 2011;
•	Filed its Form 10K for Fiscal Year 2010 and Fiscal Year 2011;
•	Filed its interim period reports for all periods through September 30, 2011;
•	Recruited a highly experienced CEO with a background in software, systems, and Internet based marketing, including learning management systems;
•	Developed a deployment plan for both its education management organization (EMO) and its technology group;
•
Recruited and retained a professional marketing and advertising organization, including a long term outsourcing agreement to provide immediate support on a scaleable basis, without increasing inhouse staff and overhead;

In the first nine (9) months of the year, management focused on the administrative needs to complete their SEC filings and audits, as well it as continued to evaluate its educational business areas. The audits were completed in late September and early October 2011, with the SEC filings completed shortly thereafter. Upon completion of the SEC filings the Company was able to upgrade its listing status from Pink Sheets, non-reporting, up to the Over the Counter Bulletin Board (OTCBB), in the QB section. This allows greater exposure into the investment community, and provides the transparency needed to support shareholder needs. During the fourth quarter management focused its efforts on refinement of its EMO and technology business efforts, and the marketing plans associated with the roll-out of its technology business.

We have not yet completed any significant financings for the Company, and have funded our operations to this point with either nominal advances from management, or through the issuance of our common stock, either in lieu of compensation, or in settlement of debt. Until such time as we complete a significant financing it is unlikely that we will be able to move forward with our plans.

Educational Market Changes and Strategy
Over the past year we spent significant time refining our market plan for the educational markets, both from an education management perspective, and with regard to the technology application used within the education arena.

The landscape within the Charter School area is under constant change. Federally funded programs, including Race to the Top, are aimed at improving education in the nation include specific components that serve to encourage states and local municipalities to embrace charter schools as a alternative to public schools. During the year a number of states moved forward to include, or enhance the role of charter schools, while some move backward, reducing funding, or creating new obstacles for charter schools. Consider the following information from The Center for Education Reform:

All About Charter Schools

•
There are more than 5,400 charter schools serving more than 1.7 million children across the country (Fall, 2010). Visit the National Charter School Directory for a complete searchable listing and website links.

•
Charter schools across the United States are funded at 61 percent of their district counterparts. On average, charter schools are funded at $6,585 per pupil compared to $10,771 per pupil at conventional district public schools.

•
There is a direct correlation between strong laws and successful charter schools. Of those states with strong laws, 65 percent show positive achievement gains; of the weak states, only two demonstrate the same level of progress.

•
Charter School Closures: Of the approximately 6,700 charter schools that have ever opened across the United States, 1,036 have closed since 1992. That means that 15 percent of charters have closed for cause.

The following chart summarizes the relative quality and availability of charter schools, as viewed By  The Center for Education Reform (http://www.edreform.com/map/ )

STATE REPORT CARD FROM EDREFORM.COM
STATE	GOVERNORS	MEDIA RELIABILITY	CHARTER SCHOOL LAW	TEACHER QUALITY	OVERALL GRADE
Alabama	F	C	F	C-	D-
Alaska	D	C-	D	D	D-
Arizona	A	C+	B+	D+	B-
Arkansas	F	D+	D	C	D
California	F	C	A-	D+	D+
Colorado	D	C	B	C	D+
Connecticut	F	C	D	C-	D
Delaware	F	C	C+	C	D+
District Of Columbia	F	B-	A	D	C-
Florida	A	C	B-	B	B
Georgia	B	C	C+	C	C
Hawaii	F	C-	D-	D-	D-
Idaho	A	C+	C	D+	C+
Illinois	F	C	D+	C	D
Indiana	A	C	B-	C+	B-
Iowa	D	C	F	D	D-
Kansas	A	C+	F	D	D+
Kentucky	F	C+	F	D+	D-
Louisiana	A	C	C+	C-	C+
Maine	A	C	F	D-	D+
Maryland	F	C+	D-	D+	D
Massachusetts	F	C	C+	C	D+
Michigan	B	C	B	C+	C+
Minnesota	F	B	A	C-	D+
Mississippi	B	C-	F	D	D
Missouri	F	C	B-	D	D
Montana	F	C-	F	F	F
Nebraska	D	C+	F	D-	D-
Nevada	A	C	C	C-	C-
New Hampshire	F	C	D	D-	D-
New Jersey	A	C	C	D+	C-
New Mexico	A	C	C	D+	C
New York	F	C+	B-	C	D+
North Carolina	F	C	D	D+	D
North Dakota	F	C+	F	D	D-
Ohio	A	C+	C	D+	C+
Oklahoma	A	C-	C-	B+	B-
Oregon	F	C	C	D-	D
Pennsylvania	A	C	B-	D+	C+
Rhode Island	F	C	D+	B-	D+
South Carolina	A	C	C	C-	C+
South Dakota	D	D+	F	D	F
Tennessee	B	C	C-	B-	C+
Texas	A	C	D+	C-	C
Utah	C	C+	B-	C-	D+
Vermont	D	C+	F	D-	D-
Virginia	A	C	F	D+	C-
Washington	F	C+	F	C-	D-
West Virginia	F	C-	F	D+	D-
Wisconsin	A	C	C+	D	C

Additionally, according to a report recently issued by The National Education Policy Center, the national landscape for EMO's is growing rapidly, and includes the following key points:

•	The number of states in which for-profit EMOs operated was 33 in 2010-2011;
•	In 2010-2011, 35% of all public charter schools in the U.S. were operated by private EMOs, and these schools accounted for almost 42% of all students enrolled in charter schools;
•
Since the 1995-1996 school year, the number of for-profit EMOs has increased from 5 to 99, and the number of schools operating has increased from 6 to 758. It is estimated that enrollment has grown from approximately 1,000 students in 1995-1996 to 394,096 in 2010-2011;

•
Large-sized for-profit EMOs account for 74.8% of all students enrolled in EMO managed schools, which has increased from 73.7% in 2009-2010. Medium for profit EMOs account for 13.5% and small for-profits only account for 11.8% of the total enrollment.

•
Large-sized EMOs tend to have a larger average enrollment (588) than medium-size EMOs (439) and small-sized EMOs (461). The average enrollments for for-profit schools are much larger than nonprofit-managed schools' enrollments.

The full report can be found at: http://nepc.colorado.edu/files/EMO-profiles-10-11_0.pdf, or by hardcopy at: National Education Policy Center, School of Education, University of Colorado Boulder, Boulder, CO 80309-0249, Telephone: (802) 383-0058

The time invested during 2011 included in depth discussions with operators of charter schools in Georgia, California, Ohio, Michigan, Massachusetts, and Florida. This has given us much greater insight as to the complexities of the charter school area. In general, we believe we now have a more highly refined model, and intend to pursue targets on a very selective basis. While there are many attributes to consider, the following represent among the most important attributes for consideration in our acquisition strategy:

•	We will seek only situations where the political climate is generally supportive of charter schools, especially at the state legal level;
•	We will seek to acquire charter schools where the population in the school is, or can reasonably grow to 400 students, or more, within 24 months;
•
We will seek to acquire charter schools where the existing facility is adequate for up to 600 students, with modest additions, or where a size compatible site is readily available within the desired cost structure;

•	We will standardize the curriculum across any schools we manage, with a strong emphasis on the use of computer based education and testing, including on line access;
•	We will prioritize situations where there is a specialized curriculum, including schools that embrace STEM learning (science, technology, engineering and math).

As of the time of this filing we have no definitive agreements in place with any charter school operators, though we continue to evaluate certain situations that we believe will meet our specifications.

Technology Market Changes and Strategy

We believe the use of technology in education is key to advancement and successful teaching. The use of technology is growing, and it appears to be fueled by both results, and cost effective deployment. As labor costs increase, and the cost to access, or deploy, technology based solutions drops, the solutions are finding their way into the market at an increasing rate. While we initially envisioned an offering solely of proprietary computer based curriculum, we now see a much broader opportunity. Our work during the last year to refine our plans in the technology arena has created three (3) unique product areas.

•
An on line market for educational materials, including curriculum, testing, and assessment, created by teachers, professionals, and leading publishers, including computer based, and conventional materials;

•
An online learning management system which can allow the tracking of student lessons, grades, profiles and class, or school level, results, for the benefit of the students, parents, teachers and regulatory staff;

•	A set of proprietary testing and assessment tools, which take into consideration the complexities of individual student performance, goals, historical issues, and regulatory standards.

As we set our priorities, and allocate resources, we have moved our development of a curriculum sales platform to the lead, and have spent considerable resources during 2011 identifying the components and operating environment we believe will best support our needs. To support this area we have developed relationships with professionals who are key advisors to the Company, with experience directly related to this area. We expect to have our first offerings available to the market in the first half of 2012, subject to funding and other factors.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from June 10, 2010 (inception) to December 31, 2011.

Capital Resources and Liquidity

The Company is in the development stage.  The Company is subject to the risks associated with activities of development stage companies.  We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. Additional sources of debt will be limited, and we cannot provide assurance that these sources of funds will be available in the future.  The Company will take sufficient action to raise additional debt and or equity as the markets will allow. At year-end 2011, the Company had current assets of $63 and total assets of $63. Stockholders’ equity (deficit) in the Company was ($771,815) at December 31, 2011.

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

Effect of Recent Accounting Pronouncements

 In September 2011, the FASB issued ASU No. 2011-08, Intangible – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. Under the amendments of this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of this accounting pronouncement to have any effect on our financial position and results of operations.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $771,815 at December 31, 2011 and has incurred a loss of $2,697,784 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

ITEM 8.     FINANCIAL STATEMENTS

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2011 and December 31, 2010

With

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sibling Entertainment Group Holdings, Inc.

We have audited the accompanying consolidated balances sheets of Sibling Entertainment Group Holdings, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011, for the period from inception (June 10, 2010) to December 31, 2010 and the cumulative amounts from June 10, 2010 (inception) to December 21, 2011. These financial statements are the responsibility of Sibling Entertainment Group Holdings, Inc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its  internal control over financial reporting as a basis for designing audit  procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control  over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Entertainment Group Holdings, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended December 31, 2011 and 2010 and for the period from inception (June 10, 2010) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has an accumulated deficit of $2,745,595 from inception through December 31, 2011, and a cumulative net loss from inception of $2,697,783 through December 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP
Sherb & Co., LLP

New York, New York

April 20, 2012

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2011	2010
Current assets:
Cash	$63	$-
Pre-paid expenses	-	89,704
Total current assets	63	89,704

Total assets	$63	$89,704

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable	$575,821	$116,767
Accrued liabilities	23,122	91,597
Liabilities to be settled in stock	-	21,500
Liabilities to be settled in stock -related parties	-	134,430
Amounts due to related parties	71,298	42,000
Notes payable to related parties	5,000	-
Short-term notes payable	62,500	60,000
Derivative liability	34,137	-
Total current liabilities	771,878	466,294

Stockholders' deficit

Convertible series common stock, $.0001 par value, 10,000,000 shares authorized, 9,879,854 shares issued and outstanding at December 31,
2011 and December 31, 2010	988	988

Common stock, $.0001 par value, 90,000,000 shares authorized,
71,593,831 and 46,635,816 issued and outstanding at December 31,
2011 and December 31, 2010, respectively	7,160	4,664

Additional paid-in capital	1,965,632	-
Deficit accumulated during developmental stage	(2,745,595)	(382,242)
Total stockholders' deficit	(771,815)	(376,590)
Total liabilities and stockholders' deficit	$63	$89,704

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2011	Period From June 10, 2010 (inception) to December 31, 2010	Cumulative Amounts From June 10, 2010 (inception) to December 31, 2011

Operating expenses:
General and administrative costs	$2,134,200	$194,228	$2,328,429
Professional fees	111,119	139,302	250,421
Loss from operations	(2,245,319)	(333,530)	(2,578,849)

Non-operating expense:
Interest expense	(9,984)	(900)	(10,884)
Loss on extinguishment of debt	(108,050)	-	(108,050)

Net loss	$(2,363,353)	$(334,430)	$(2,697,783)

Earnings (loss) per common share:

Basic earnings (loss) per share:
Common stock	$(.04)	$(.01)

Diluted earnings (loss) per share:

Common stock	$(.04)	$(.01)

Weighted average number of common shares
outstanding: Basic - Diluted

Common stock	58,863,126	46,635,816

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended December 31, 2011	Period From June 10, 2010 (inception) to December 31, 2010	Cumulative Amounts From June 10, 2010 (inception) to December 31, 2011

OPERATING ACTIVITIES:
Net loss	$(2,363,353)	$(334,430)	$(2,697,783)
Adjustments to reconcile net loss to net cash used in operating activities:

Common stock used for consulting fees	440,000	-	440,000
Common stock used for directors fees	470,000	-	470,000
Common stock used for services	30,000	-	30,000
Loss on extinguishment of debt	108,050	-	108,050
			-
Changes in operating assets and liabilities:
Accounts payable	458,004	106,400	564,404
Liabilities to be settled in stock -	-	155,930	155,930
Accrued liabilities	(26,809)	-	(26,809)
Pre-paid expenses	314 ,704	-	314,704
Due to related parties	527,830	42,000	569,830
Derivative liability	34,137	-	34,137
Net cash used in operating activities	(7,437)	(30,100)	(37,537)

FINANCING ACTIVITIES:

Common stock issued for cash	10,000	-	10,000
Proceeds from short-term notes payable	2,500	-	2,500
Repayments of notes payable related party'	(5,000)		(5,000)
Capital contribution	-	100	100
Proceeds from notes payable	-	30,000	30,000
Net cash provided by financing activities	$7,500	$30,100	$37,600

NET INCREASE IN CASH	63	-	63

CASH, BEGINNING OF PERIOD	$-	$-	$-

CASH, END OF PERIOD	63	$-	63

Supplemental Information:
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIODS ENDED JUNE 10, 2010 (Inception) To December 31, 2011

			Common			Deficit Accumulated
	Convertible Series Common Shares	Amount	Shares	Amount	Additional Paid-In Capital $ 100	During the Development Stage	Total
Balance at June 10, 2010 (Date of Inception)	-	$-	$-	$-	$100	$-	$100

Reverse merger recapitalization	9,879,854	988	46,635,816	4,664	(100)	(47,812)	(42,260)

Net loss	-	-	-	-	-	(334,430)	334,430

Balance at December 31, 2010	9,879,854	988	46,635,816	4,664	-	(382,242)	(376,590)

Common shares issued for cash at $0.02 per share	-	-	571,429	57	9,943	-	10,000

Common shares issued for fees accrued during merger	-	-	2,000,000	200	39,800	-	40,000

Common shares issued for prepaid expenses at $0.09 per share	-	-	2,500,000	250	224,750	-	225,000

Common shares issued for liabilities to be settled in stock at $0.02 per share, and $.05 per share	-	-	8,346,500	835	190,095	-	190,930

Common shares issued for settlement of accrued expenses at $0.05 per share (loss on extinguishment of $16,666)	-	-	833,334	83	41,583	-	41,666

Common shares issued to settle amounts due to related parties at $0.05 per share, and $.20 per share (loss on extinguishment of $62,779)	-	-	4,796,852	480	488,052	-	488,532

Common shares issued for consulting fees at $0.20 per share	-	-	2,000,000	200	399,800	-	400,000

Common shares issued for settlement of accounts payable at $0.13 per share	-	-	360,000	36	71,964		72,000

Common shares issued for Director's fees at $0.13 per share	-	-	3,400,000	340	469,660		470,000

Common shares issued for services at $0.20 per share	-	-	150,000	15	29,985		30,000

Net loss	-	-	-	-	-	(2,363,353)	(2,363,353)

Balance at December 31, 2011	9,879,854	$988	71,593,931	$7,160	$1,965,632	$(2,745,595)	$(771,815)

See notes to the financial statements

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010
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

On December 30, 2010, Sibling Entertainment Group Holdings, Inc. (SIBE), entered into a Securities Exchange Agreement with NEWCO4EDUCATION, LLC (“N4E”), a newly formed entity on June 10, 2010, and the members of N4E. Pursuant to the Securities Exchange Agreement, SIBE has acquired N4E in exchange for 8,839,869 shares of SIBE’s newly authorized convertible series common stock. For accounting purposes, the acquisition has been treated as an acquisition of SIBE by N4E and as a recapitalization of N4E’s equity. N4E is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of N4E. As part of the recapitalization of N4E, the equity transactions since its inception have been retroactively restated to include the equivalent shares of the Company’s common stock received in the merger. Accordingly, the statement of changes in shareholders’ deficit reflects the restatement of these transactions. The consolidated financial statements are based on the historical consolidated financial statements of N4E after giving effect to the reverse merger. In conjunction with the acquisition of N4E, the company issued 1,039,985 shares of our series common stock pursuant to debt conversion agreements with the holders of the Company's Series AA Debentures and related warrants.

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

(b) Going Concern
The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $2,697,783 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

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

(d) Stock-Based Compensation
The Company accounts for stock-based compensation in accordance ASC 718, “Compensation – Stock Compensation”. Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and/or market price of conversion shares, and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience. Further, if the extent of the Company’s actual forfeiture rate is different from the estimate, then the stock-based compensation expense is adjusted accordingly.

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

(f) Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangible – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. Under the amendments of this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of this accounting pronouncement to have any effect on our financial position and results of operations.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

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

Prepaid expenses related to these agreements are comprised of:

	December 31,
	2011	2010
Total value of share compensation over term	$333,000	$153,000

Less: compensation expense to date	$(333,000)	$(63,296)
	$-	$89,704

Note 4 - Due to Related Parties

	December 31,
	2011	2010
Liabilities to be settled in stock - related parties	$-	$134,430

On January 14, 2011, the Company agreed to permit settlement of the liabilities at a conversion price per share of $0.05 equal to the face of the debt, the conversion price being the price of the stock on that day on the parent’s books. Any issuance of this common stock would be subject to Rule 144 of the Securities Act of 1934. These liabilities were settled at the end of the first quarter, 2011.

	December 31,
	2011	2010
Due to a significant shareholders	$71,298	$42,000

Stephen C. Carlson was contracted through December 31, 2010 as a consultant to provide advisory services on a non-exclusive basis. At December 31, 2010 the Company owed $10,000 to Mr. Carlson for these provided services. On December 30, 2010, in conjunction with the acquisition of N4E, the Board of Directors of Sibling appointed Stephen C. Carlson as CEO, with a term of office that commenced December 31, 2010. The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Stephen Carlson to convert debt for consulting services to N4E prior to the acquisition by the Company on December 30, 2010 and debt for services as CEO during the first quarter of 2011, in exchange for the Company’s restricted Common Stock in the aggregate of 966,666 shares for an accrued amount of $29,000.

The Company entered into an agreement on October 1, 2011 with Stephen C. Carlson to convert debt for services as CEO for the period April 1, 2011 to September 30, 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 596,747 shares for an accrued amount of $44,756. The company owed him a balance of $41,767 at December 31, 2011, including the $5,000 note payable described below.

Gerald F. Sullivan was contracted through December 31, 2010 as a consultant to provide advisory services on a nonexclusive basis. At December 31, 2010 the Company owed $32,000 to Mr. Sullivan for these provided services. The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Gerald F. Sullivan to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted Common Stock in the aggregate of 1,700,000 shares for accrued compensation of $51,000. The company owed him a balance of $13,220 at December 31, 2011 for cash advances made to the company for operating expenses.

On December 30, 2010, in conjunction with the acquisition of N4E, the Board of Directors of Sibling appointed Oswald A. Gayle as CFO of the Company with a term of office that commenced December 31, 2010. During this period, he accrued total compensation of $21,200. The Company entered into an agreement with Oswald A. Gayle on March 1, 2011 to convert debt for services as CFO during the first quarter of 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 472,266 shares for an accrued amount of $14,168. The Company entered into an agreement on October 1, 2011 with Oswald A. Gayle to convert debt for services as CFO for the period April 1, 2011 to September 30, 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 661,173 shares for an accrued amount of $49,588. The company owed him a balance of $21,311 at December 31, 2011.

Notes Payable –Related Party
On January 21, 2011 Stephen C. Carlson loaned the Company $5,000 in the form of a Promissory Note with an annual interest rate of 3.0%. There was balance due of $5,000 due on this loan at December 31, 2011. There was $469 in accrued interest on this note at December 31, 2011.

Note 5 - Short-Term Notes Payable

Short term notes payable consists of the following:

	December 31,
	2011	2010
Short Term Note	$32,500	$30,000
Outstanding Debenture	$30,000	$30,000
Total Short Term Notes	$62,500	$60,000

At December 31, 2011 and December 31, 2010 the Company had a note payable balance of $32,500 and $30,000 respectively. This represents a short term note with an annual interest rate of 12.0%. In the event that a Liquidity Event occurs earlier than the agreed to three month period, then the full principal amount together with any interest due and outstanding, shall become payable in full no later than five business following the liquidity event, or the fifth business day following the Liquidity Event, whichever is earlier. As further consideration for this obligation, the Company agreed to issue warrants for the purchase of unregistered common stock to the Payee in an amount equal to the amount loaned under the agreement and, which shall expire in two years. The pricing for the purchase of the common stock shall be set at eighty percent (80%) of the ten day closing price of the stock of the target prior to the request for the issuance of the warrant by the Payee. At December 31, 2011 this note had accrued interest in the amount of $5,027.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $17,626 as of December 31, 2011, which is in default.

Note 6 - Income Taxes

The Company accounts for income taxes under FASB ASC 740 –. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the morelikely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

The Company had net operating loss carryforwards available to offset future taxable income approximating $1.6 million as of December 31, 2011. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

If the Company had more than a 50% change in ownership over a three year period, then the net operating loss carryforwards are limited as to its use under Internal Revenue Code Section 382. We believe the reverse merger that occurred in December 2010, triggered such Section 382 limitation, but no formal study has been under taken, as the Company has not filed its income tax returns in several years.

Note 7 – Reverse Merger with NEWCO4EDUCATION, LLC

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

On December 29, 2010, the Company entered into a Loan Assignment Agreement with Sibling Theatricals, Inc. ("STI") and Debt Resolution, LLC ("DR LLC"), a newly formed subsidiary of the Company. Pursuant to the Loan Assignment Agreement, the Company assigned the Loan Receivable with STI and the related accrued interest receivable and certain related liabilities underlying these theatrical assets for 1 million membership interests in DR LLC. The Company's ownership interest in DR LLC was transferred to the Series AA debenture holders the next day as part of the settlement of those debt obligations (see below). The Company effectively exited the theatricals business as a result of these transactions.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA convertible debentures held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of DR LLC in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against the Company.

Note 8 - Capital Stock

On December 30, 2010, the Board of Directors, pursuant to authority granted in the Company’s certificate of formation created a a new series of common stock to effect a debt settlement. As a result, the 100,000,000 authorized shares of common stock are now divided into 2 series, 90,000,000 shares of equity common stock, and 10,000,000 shares of series common stock.

Series common stock automatically converts into common stock upon vote of two-thirds vote by the holders of the series common stock . As of December 31, 2011, each share of series common stock converts into 137.6826774 shares of common stock based on 71,593,931 shares of common stock issued and outstanding. Voting and dividend rights of the series common stock holders are based on the number of shares of equity common stock as of the series common stockholders converted. Approximately 73% of the series common stockholders have executed a letter to management effective December 30, 2010, agreeing not to vote to convert their series common stock to equity common stock, unless there is sufficient authorized common stock available to accommodate such conversion in total for all of the series common stockholders.

On December 30, 2010, the Company issued 8,839,869 shares of our series common stock pursuant to a Securities Exchange Agreement by and among the Company, N4E, and the N4E Members. Six shareholders of the series common stock entered into stock restriction agreements whereby these six individuals agreed to continue to render services to the Company for up to two years, through December 30, 2012.  If the individual does not fulfill the two year term under the Stock Restriction Agreement the Company may purchase a pro-rata portion of the series common shares held by the shareholder for $1.00.  If the individual terminates their employment before December 30, 2011 then the Company may repurchase 67% of the series common stock holdings subject to the Stock Restriction Agreement.  If the individual terminates their employment between December 30, 2011 and December 31, 2012, then the Company may repurchase 33.34% of their series common stock holdings.   These individuals were part of the founders of the Company and are paid separately for current services.  Any changes as a result of these claw back provisions are considered to be capital and have no effect on the operations of the Company.  As of December 30, 2011 and 2010 no shares have been reacquired by the Company as a result of termination by any of these individuals.

In conjunction with the acquisition of N4E, the Company issued 1,039,985 shares of our series common stock pursuant to debt conversion agreements with the holders of the Company’s Series AA Debentures and related warrants.

During the first quarter, 2011, the Company took steps to significantly reduce outstanding debts associated with the acquisition of N4E by issuance of the Company’s common stock as follows:

On January 14, 2011, the Company entered into an agreement with Mr. Richard Smyth, pursuant to which the Company issued 2,471,500 shares of common stock valued at $49,430, in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E.

On January 14, 2011, the Company entered into an agreement with Meshugeneh LLC, pursuant to which the Company issued 4,250,000 shares of common stock valued at $85,000 in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E.

On January 14, 2011, the Company entered into an agreement with Betsey V. Peterzell, pursuant to which the Company issued 1,075,000 shares of common stock valued at $51,500 in payment of legal services rendered to N4E.

On January 14, 2011, the Company entered into an agreement with Michael Baybak, pursuant to which the Company issued 2,000,000 shares of common stock valued at $40,000 for services rendered to the Company in connection with the acquisition of N4E.

On March 1, 2011, as amended June 1, 2011, the Company entered into an agreement with Viraxid Corporation, pursuant to which the Company issued 833,334 shares of common stock valued at $41,666 for accounting and bookkeeping services rendered to N4E.

On March 1, 2011, the Company entered into an agreement with Gerald F. Sullivan, Chairman, pursuant to which the Company issued 1,700,000 shares of common stock valued at $85,000 for services rendered to the Company in connection with the formation and development of strategy and business plans of N4E. These were issued on March 31, 2011.

On October 24, 2011, the Company entered into an agreement with Gerald F. Sullivan, Chairman, pursuant to which the Company issued 200,000 shares of common stock valued at $40,000, as an incentive bonus. These were issued on October 24, 2011.

On March 1, 2011, the Company entered into an agreement with Stephen C. Carlson, CEO, pursuant to which the Company issued 966,666 shares of common stock valued $48,334, for consulting services rendered to N4E in connection with the development of strategy and business plans of N4E and for services rendered to the Company as CEO during the first quarter of 2011. These were issued on March 31, 2011.

On October 1, 2011, the Company entered into an agreement with Stephen C. Carlson, CEO, pursuant to which the Company issued 596,747 shares of common stock valued $119,349 to convert debt for services as CEO for the period April 1, 2011 to September 30, 2011. These were issued on October 3, 2011.

On October 24, 2011, the Company entered into an agreement Stephen C. Carlson, CEO, pursuant to which the Company issued 200,000 shares of common stock valued at $40,000, as an incentive bonus. These were issued on October 24, 2011.

On March 1, 2011, the Company entered into an agreement with Oswald A. Gayle, CFO, pursuant to which the Company issued 472,266 shares of common stock valued at $23,614 for services rendered to the Company as CFO during the first quarter of 2011. These were issued on March 31, 2011.

On October 1, 2011, the Company entered into an agreement with Oswald A. Gayle, CFO, pursuant to which the Company issued 661,173 shares of common stock valued at $132,235 to convert debt for services as CFO for the period April 1, 2011 to September 30, 2011. These were issued on October 3, 2011.

On October 24, 2011, the Company entered into an agreement Oswald A. Gayle, CFO, pursuant to which the Company issued 200,000 shares of common stock valued at $40,000, as an incentive bonus. These were issued on October 24, 2011.

On October 24, 2011, the Company entered into an agreement with Dr. Amy Savage-Austin, a director, pursuant to which the Company issued 200,000 shares of common stock valued at $40,000 as an incentive bonus. These were issued on October 24, 2011.

On October 24, 2011, the Company entered into an agreement with Dr. Gerry L. Bedore, Jr., a key advisor, pursuant to which the Company issued 1,000,000 shares of common stock valued at $200,000 as an incentive bonus. These were issued on October 24, 2011.

On October 24, 2011, the Company entered into an agreement with Dr. Timothy G. Drake, a key advisor, pursuant to which the Company issued 1,000,000 shares of common stock valued at $200,000 as an incentive bonus. These were issued on October 24, 2011.

On November 18, 2011, the Company entered into an agreement with Robert Copenhaver, a director, pursuant to which the Company issued 1,000,000 shares of common stock valued at $130,000 as an incentive bonus. These were issued on November 18, 2011.

On November 18, 2011, the Company entered into an agreement with Michael Hanlon, a director, pursuant to which the Company issued 1,000,000 shares of common stock valued at $130,000 as an incentive bonus. These were issued on November 18, 2011.

On November 18, 2011, the Company entered into an agreement with William W. Hanby, a key advisor, pursuant to which the Company issued 1,000,000 shares of common stock valued at $130,000 as an incentive bonus. These were issued on November 18, 2011.

For the period January 1, 2011 through December 31, 2011, the Company sold 571,429 shares at a price of $0.0175 per share or $10,000 in the aggregate to one accredited investor.

Note 9 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for 2011 are as follows:

	December 31,
	2011	2010
Interest	$-	$-
Income Taxes	$-	$-

Non-cash Investing and Financing Transactions:
	December 31,
	2011	2010
Stock issued to settle liabilities to be settled in stock	$304,596	$-
Stock issued for consulting fees / prepaid	$225,000	$-
Stock issued to settle related party liabilities and accrued expenses	$488,532	$-

Note 10 - Legal Proceedings

The Company may at times become involved in litigation or legal proceedings as a normal course of business, but there are no note worthy legal proceedings being pursued as of the date of this audit report.

Note 11 –Subsequent Events

ASC Topic 855-10, Subsequent Events, requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued.

In January, 2012, the Company issued 532,775 shares of common stock to Oswald Gayle, the former CFO, in full satisfaction of all amounts owed to him for his services. As a part of his resignation he tendered 200,000 shares of series common stock which he had acquired as a result of his position as a founding member of NEWCO4EDUCATION, LLC.

In January, 2012, the Company issued 557,600 shares of common stock to Steve Carlson, the former CEO, in full satisfaction of all amounts owed to him for his services.

In January 2012, three (3) series common Shareholders relinquished 430,010 shares pursuant to their Stock Restriction Agreement. These shares were subsequently re-issued to other parties.

On April 9th, 2012, Rob Copenhaver, resigned as CEO of the Company to pursue another opportunity.  Mr. Copenhaver will continue as a member of the Board of Directors and the Company looks forward to his continued contribution in this role.

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

The Company’s management did not assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 in accordance with a recognized framework, due to its lack of resources. However, we have identified what we believe to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2011 were (i) lack of segregation of duties, (ii) lack of sufficient resources with SEC, generally accepted accounting principles (GAAP), especially with regards to equity based transactions and tax accounting expertise; and (iii) inadequate security over information technology. These control deficiencies resulted in audit adjustments to the Company’s 2011 annual financial statements. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011.  This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal years ended December 31, 2011.

We believe that the material weaknesses as reported will eventually be fully remediated, upon being properly capitalized to hire the proper personnel for segregation of duties and SEC and GAAP accounting knowledge.

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

Fiscal year ended December 31, 2011 the Company made a number of changes to its Board of Directors and management team, as it transitioned from its prior entertainment business, completed its financial reporting and moved into the educational products and services areas. The following table lists the members of the Board of Directors during the period:

Name	Age	Positions and Offices	Appointed	Resigned

Gerald F. Sullivan	71	Chairman of the Board of Directors, Chair of the Compensation Committee	12/30/10	In place

Rob Copenhaver	53	Director, Chief Executive Officer as of 01/06/12	12/01/11	In place**

Amy Savage-Austin, PhD	42	Director and chair of the Audit Committee	12/30/12	In place

Michael Hanlon	47	Director	12/01/11	In place

Christian Fitzgerald	57	Director	11/03/10	12/01/11

Mitchell Maxwell	59	Director	02/28/07	12/01/11

Stephen C. Carlson	66	Director, Chief Executive Officer,	12/20/10	01/06/12

Oswald A. Gayle	52	Chief Financial Officer and Secretary	12/30/11	02/14/12

** Mr. Copenhaver was appointed to the Board of Directors on 12/1/11, and was appointed CEO at 01/06/12. On April 9th, 2012 he resigned his position as CEO to pursue another situation. He remains a member of the Board of Directors.

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

Gerald F. Sullivan.  Mr. Sullivan, age 71, has served 35 years as an executive in various industries including, but not limited to, commercial banking, home health care, and application software development and sales and seven years as a college professor, teaching finance and management in classroom and online environments. He holds a Doctor of Business Administration.

Rob Copenhaver. Mr. Copenhaver, age 53, is a seasoned business executive with three decades of experience primarily leading sales, marketing, and operational teams for Internet based technology vendors. His career includes senior positions with start-ups as well as Fortune 500 organizations. He was most recently Vice President & Division Head, for EBIX, Inc., a publically traded company that provides technology solutions to the financial services industry. In his role at EBIX was responsible for all sales, marketing, product strategy, application development, system implementation, and customer support for three (3) divisions of EBIX. In addition to being responsible for all P&L in those divisions, he was active in the evaluation of acquisitions. He also brings experience in the area of Learning Management System (LMS) technologies. He received his Bachelors degree from Creighton University in Omaha, Nebraska in finance and accounting, as well as a Masters of Business Administration from Creighton. He resides in Atlanta, Georgia.

Stephen C. Carlson.  Mr. Carlson, age 66,  has 40 years’ experience in business to business software system sales and provides strategic management consulting to a variety of technology and consumer products.  He is currently a college professor, teaching marketing and management, in classroom and online environments. His education includes a Doctor of Business Administration. NOTE: The Board accepted his resignation on January 6, 2012 so he could focus on his teaching at the college level. His resignation was expected and it was not the result of any disagreement with the Board on any matter related to the Company's operations, policies, or practices.

Amy Savage-Austin. Ms. Savage-Austin, age 42, has 10 years’ experience, primarily in the area of finance with large publicly traded corporations.  She currently is Assistant Professor and Program Director for Undergraduate Studies at a University. She has both classroom and online teaching experience, and holds a Ph.D. in Business.

Oswald A. Gayle.  Mr. Gayle, age 52, is a senior financial executive with extensive public company experience. His educational background includes a Graduate Certificate of Taxation from Fordham Business School and a Bachelor of Science from the University of London. He is both a Certified Public Accountant (USA) and a Chartered Accountant (U.K.). NOTE: The Board accepted his resignation on February 14, 2012 so he could pursue other interests. His resignation was expected and it was not the result of any disagreement with the Board on any matter related to the Company's operations, policies, or practices.

Michael Hanlon. Mr. Hanlon, age 47, operates his own consultancy, and has over twenty years of expertise with mergers and acquisitions across the globe. He specializes in the international expansion of both mature, and entrepreneurial organizations. He has a business degree from the University of Tampa in Florida, and resides in Atlanta, Georgia.

The following are the names, title, age, and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years, of the other non-executive members of our management team.

William W. Hanby, Key Advisor and Technical Officer – Age 56 - Mr. Hanby will oversee technology decisions in all operations as well as the corporate level.  William’s diverse technical background will give us the unique ability to deploy the kind of learning solutions that can change education worldwide.  William has over 25 years of technology experience operating at the senior level in multiple companies within the public sector, private sector, and higher education.  He has deployed large-scale systems, including substantial project development in web and virtualized solutions. He has BA  in business administration from Bellevue University.

Dixon McLeod, Director of Quality and Compliance - Age 60 - Has 33 years of primary education experience as worked as classroom teacher, assistant principal, principal, central office administrator overseeing charter school applications and dean of students as well Director of Education Programs at the university level. He holds a Doctor of Education degree.

Timothy G. Drake, Director of Technology Platforms - Age 62 - Managing Partner, Higher Learning Technologies Group, LLC , fourteen years’ experience in the online education field. An executive in both for profit and not for profit organizations. Functioned as an operating executive and consultant in the online learning field, worked with numerous organizations across the country in all phases of the development and execution of online learning programs. He holds a PhD in Business.

Gerry L. Bedore Jr., Director of Technology Services - Age 56 - Dr. Bedore co-founded the Socrates Distance Learning Technologies Group, served as an Executive Committee Member of Education Management Corporation Online Higher Education, and has supported the development of world-class online programs for many of the world's most recognized colleges and universities. He has extensive teaching experience in both classroom and online environments. He has a Ph. D in Education.

Disclosure of Family Relationships.

None

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of any individuals or entities who during the period ended December 31, 2011, were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware that during the fiscal year ended December 31st, 2011, the following individuals failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

On November 3, 2010, Mr. Christian Fitzgerald was appointed to the Board of Directors of the Company and failed to timely file a Form 3.  Mr. Fitzgerald filed Form 3 on January 14, 2011.

On December 31, 2010, Messrs. Gerald F. Sullivan and Stephen Carlson, and Dr. Amy Austin-Savage were appointed to the board of directors of the Company and failed to timely file a Form 3.  Messrs. Sullivan and Carlson, and Dr. Austin-Savage filed Forms 3 on January 14, 2011.

On December 31, 2010, Mr. Oswald A. Gale was appointed as the Chief Financial Officer of the Company and failed to timely file a Form 3.  Mr. Gale filed Form 3 on January 14, 2011.

On November 18, 2011, Messrs. Robert Copenhaver and Michael Hanlon were appointed to the Board of Directors of the Company and failed to timely file a Form 3.  Messrs. Copenhaver and Hanlon filed Forms 3 on January 9, 2012 and January 10, 2012, respectively.

On November 18, 2011, Messrs. Timothy G. Drake, Gerry L. Bedore, and William W. Hanby were designated as key employees of the Company and failed to timely file a Form 3.  Messrs. Drake, Bedore, and Hanby filed Forms 3 on January 5, 2012, January 9, 2012 and January 11, 2012, respectively.

The Company intends to institute procedures to assist its executive officers and directors to meet their filing obligations.

ITEM 11.           EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2009, 2010 and 2011. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

	Summary Compensation Table

		Long Term Compensation			Annual Compensation
					Awards		Payouts
Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	LTIP payouts	All Other Compensation
Current Board and Management		($)	($)	($)	($)	SARs(#)	($)	($)
Gerald F. Sullivan	2011	-	-	-	$25,900.00	-	-	-
Rob Copenhaver	2011	-	-	-	$21,000.00	-	-	-
Amy Savage-Austin, PhD	2011	-	-	-	$3,800.00	-	-	-
Michael Hanlon	2011	-	-	-	$21,000.00	-	-	-
Christian Fitzgerald	2011	-	-	-	-	-	-	-
Mitchell Maxwell	2011	-	-	-	-	-	-	-
Stephen C. Carlson	2011	-	-	-	$28,301.00	-	-	-
Oswald A. Gayle	2011	-	-	-	$23,163.00	-	-	-
Previous Board and Management
Mitchell Maxwell	2010	$0.00	-	-	-	-	-	-
	2009	$0.00	-	-	$87,500.00	-	-	-
James Cardwell	2010	$0.00	-	-	-	-	-	-
	2009	$0.00	-	-	$37,000.00	-	-	-
Richard Bernstein	2010	$0.00	-	-	-	-	-	-
	2009	$0.00	-	-	$25,000.00	-	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2011, the number of shares of our common stock and series common stock  beneficially owned by (a) each person or group who was known to us to be the beneficial owner of more than 5% of either of our outstanding common stock or outstanding series common stock, (b) each of our current directors, (c) our chief executive officer and chief financial officer; and (d) all our directors and executive officers, as a group (6 persons). Unless otherwise noted, the business address of each individual listed below is c/o Sibling Entertainment Group Holdings, Inc., 1201 Peachtree St. NE, Bldg 400 Ste 200, Atlanta , GA 30361. The beneficial ownership (1)  percentages reflected in the table below are based on 71,593,931 shares of our common stock and 9,879,854 shares of our series common stock outstanding as of December 31, 2011.

Greater than 5% Shareholders as of 12/31/2011	Common	Series Common	Percent on conversion of Series Common
Foundation For Innovation in Education, Inc.		3,263,869	31.38%

Directors and Officers during FY2011
Gerald F. Sullivan, Chairman, and Director (3) (2)	1,900,000	518,900	5.12%
Steven Carlson, Former CEO and Director (3) (2)	1,763,413	476,500	4.70%
Gerry Bedore, Key Advisor (3) (2)	1,000,000	261,000	2.58%
Tim Drake, Key Advisor (3) (2)	1,000,000	261,000	2.58%
Amy Savage-Austin, Director (3) (2)	200,000	261,000	2.52%
Oswald Anthony Gayle, Former CFO (3) (2)	1,333,439	200,000	2.02%
Dixon McLeod, Key Advisor (2)		200,000	1.92%
Mitchell Maxwell, Former Director (3) (2) (4)	6,200,000	4,177	*
Rob Copenhaver, Current CEO and Director (3)	1,000,000		*
William Hanby, Key Advisor (3)	1,000,000		*
Michael Hanlon, Director (3)	1,000,000		*
Christian Fitzgerald, Former Director (3)	650,000		*

All directors and executive officers as a group	17,046,852	2,182,577	22.18%

* Less than 1%

(1) "Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days.  Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2011 are deemed outstanding for computing the ownership percentage of the person holding such options, but are not deemed outstanding for computing the ownership percentage of any other person.  Restricted stock is included in the beneficial ownership amounts even though it may not be transferred

(2) Shares of series common stock. As of December 31, 2011, each share of series common stock is convertible into 137.6826774 shares of common stock and entitles and the holder thereof to 137.6826774 votes.

(3) Shares of common stock

(4) Includes 4,177 shares of series common stock registered in the name of Zachwell, Ltd. which is owned by Mitchell Maxwell.

Note: On December 30, 2010, pursuant to the Securities Exchange Agreement described in Item 1.01 of Form 8-K filed January 6, 2011, the N4E members collectively hold 8,839,869 shares of our series common stock. The shares of Series Common Stock issued to the N4E members represents in the aggregate, 85% of the voting power of the Company and upon conversion of the series common stock into our common stock, the N4E members will hold 85% of the shares of common stock outstanding on the date of conversion.

Securities Offerings and Shares Issued for Services

Date	Common Shares Issued	Common Shares Outstanding
Balance at December 31, 2010		46,635,816
Stock issued for fees accrued during merger	2,000,000	48,635,816
Stock issued for consulting fees	2,000,000	50,635,816
Stock issued for liabilities settled in stock	9,539,834	60,175,650
Stock issued for services	2,650,000	62,825,650
Stock issued for directors fees	3,400,000	66,225,650
Stock issued to settle amounts due to related party	4,796,852	71,022,502
Stock issued for financing	571,429	71,593,931

Balance at December 31, 2011		71,593,931

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Fiscal Year ended December 31, 2010, the Company accrued or paid no fees for services rendered by  Sherb & Co., LLP  for audit and review services.

For the Fiscal Year ended December 31, 2011, the Company accrued $18,500 for services rendered by Sherb & Co., LLP for audit and review services.

Audit Related Fees - None

ITEM 15.           EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on Page 63 of this Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2012

Sibling Entertainment Group Holdings, Inc.

/s/ Gerald F. Sullivan
Gerald F. Sullivan,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gerald F. Sullivan
Gerald F. Sullivan,
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

04/30/12
/s/ Gerald F. Sullivan
Gerald F. Sullivan
Chief Executive Officer and Director
(Principal Executive Officer)

04/30/12	/s/ Amy Savage-Austin
Amy Savage-Austin,
Director

04/30/12	/s/ Rob Copenhaver
Rob Copenhaver
Secretary, Director

04/30/12	/s/ Michael Hanlon
Michael Hanlon
Director

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Securities Exchange Agreement by and among Sibling Entertainment Group Holdings, Inc., Newco4Education I, LLC and the members of Newco4Education I, LLC dated as of December 30, 20104
3(i)	Articles of Incorporation of the Company1
3(i)(b)	Amended Articles of Incorporation of the Company1
3(i)(c)	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002.2
3(i)(d)	Certificate of Designation4
3(iii)	Bylaws of the Company1
10.1	Loan Assignment Agreement by and among Sibling Entertainment Group Holdings, Inc., Sibling Theatricals, Inc., and Debt Resolution, LLC dated as of December 29, 20104
10.2	Form of Conversion Agreement, by and between Sibling Entertainment Group Holdings, Inc. and each holder of 13% Series AA Debentures4
10.3	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Mitchell Maxwell dated as of December 30, 20104
10.4	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Ray Meyers dated as of December 30, 20104
10.5	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerry L. Bedore Jr. dated as of December 30, 20104
10.6	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Timothy G. Drake dated as of December 30, 20104
10.7	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of December 30, 20104
10.8	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Amy Savage-Austin dated as of December 30, 20104
10.9	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of December 30, 20104
10.10	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and A. Dixon McLeod dated as of December 30, 20104
10.11	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerald F. Sullivan dated as of March 1, 2011*
10.12	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of March 1, 2011*
10.13	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald A. Gayle dated as of March 1, 2011*
10.14	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald A. Gayle dated as of October 1, 2011*
10.15	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of October 1, 2011*
10.16	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerald Sullivan dated as of October 24, 2011*
10.17	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Steve Carlson dated as of October 24, 2011*
10.18	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of October 24, 2011*
10.19	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Amy Austin dated as of October 24, 2011*
10.20	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerry Bedore dated as of October 24, 2011*
10.21	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Tim Drake dated as of October 24, 2011*
10.22	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Rob Copenhaver dated as of November 18, 2011*
10.23	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Michael Hanlon dated as of November 18, 2011
10.24	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and William Hanby dated as of November 18, 2011*
10.25	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of January 31, 2012*
10.26	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Steve Carlson dated as of January 31, 2012*
14	Code of Ethics dated March 1, 2004.3
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

1	Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000

2	Incorporated by reference from the Form 10K filed with the Commission on April 3, 2003
3	Incorporated by reference from the Form 10K filed with the Commission on March 30, 2004

4	Incorporated by reference form the Form 8K filed with the Commission on January 6, 2011
*	Filed herewith

**	Furnished herewith