Form 10-K/A
period 2011-12-31
Sibling Entertainment Group Holdings, Inc.
filed 2012-05-14
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A
Amendment No. 1

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

1201 Peachtree St. NE, Bldg 400 Ste 200, Atlanta, GA 30361
(Address of Principal Executive Office) (Zip Code)

(404) 551-5274
(Registrant’s telephone number, Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒ .

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

EXPLANATORY NOTE: The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Sibling Entertainment Group Holdings, Inc. (the “Company”) for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 30, 2012 (the "Form 10-K") is to add management’s evaluation of Disclosure Controls and Procedures to Item 9A and to correct Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended. No other changes have been made to the Form 10-K.

ITEM 9A.           CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Company’s management has identified what it believes are deficiencies in the Company’s disclosure controls and procedures.  The deficiencies in the Company’s disclosure controls and procedures resulted in failures to timely file periodic reports within the time periods specified in the SEC's rules and forms.

The deficiencies in our disclosure controls and procedures included (i) lack of segregation of duties and (ii) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

The Company intends to take corrective action to ensure that information required to be disclosed by the Company pursuant to the reports that the Company files or submits to the SEC is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 15.           EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on Page 5 of this Form 10-K/A, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2012

Sibling Entertainment Group Holdings, Inc.

/s/ Gerald F. Sullivan
Gerald F. Sullivan,
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

05/14/12
/s/ Gerald F. Sullivan
Gerald F. Sullivan
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Accounting Officer)

05/ 14/12	/s/ Amy Savage-Austin
Amy Savage-Austin,
Director

05/14/12	/s/ Rob Copenhaver
Rob Copenhaver
Secretary, Director

05/14/12	/s/ Michael Hanlon
Michael Hanlon
Director

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS1, 2	XBRL Instance Document
101.SCH1, 2	XBRL Taxonomy Extension Schema Document
101.CAL1, 2	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF1, 2	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB1, 2	XBRL Taxonomy Extension Label Linkbase Document
101.PRE1, 2	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
1 Incorporated by reference from the Form 10K filed with the Commission on April 30, 2012
2 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.