Form 10-Q
period 2012-03-31
Sibling Entertainment Group Holdings, Inc.
filed 2012-05-21
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

Commission File No.: 0-28311

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.

(Name of small business issuer specified in its charter)

TEXAS	76-027334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1355 Peachtree Street, Suite 1150
Atlanta, GA	30309
(Address of principal executive offices)	(Zip Code)

                             (404) 551-5274

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months or such shorter period that the registrant was required to submit and post such files).

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non –accelerated filer, or a smaller reporting company.  See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ___ ( Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 15, 2012 was 73,684,306 shares of Common stock and 9,879,854 shares of series common stock.

TABLE OF CONTENTS	Page

PART I.
ITEM 1. FINANCIAL STATEMENTS
Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

Statements of Operations for the three months ended March 31, 2012 and 2011, and the period from June 10, 2010 (inception) to March 31, 2012 (unaudited)	4

Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and the period June 10, 2010 (inception) to March 31, 2012 (unaudited)	5

Statements of Stockholder’s Equity (Deficit) for the period June 10, 2010 (inception) to March 31, 2012 (unaudited)	6

Notes to Financial Statements (unaudited)	7-15

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4. CONTROLS AND PROCEDURES	17

PART II	18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 6. EXHIBITS	25

SIGNATURES	26

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

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash in Bank	$ 0	$ 63
Total current assets	$ 0	$ 63

Total assets	$ 0	$ 63

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 728,314	$ 575,822
Accrued liabilities	25,380	23,122
Derivative liability	34,137	34,137
Note payable related party	5,000	5,000
Amounts due to related parties	24,374	71,298
Short-term notes payable	62,500	62,500
Total current liabilities	$ 879,705	$ 771,880

Stockholders' deficit
Convertible series common stock, $.0001 par value, 10,000,000 shares authorized, 9,879,854 shares issued and outstanding	$ 988	$ 988
Common stock, $.0001 par value, 90,000,000 shares authorized, 73,684,306 and 71,593,931 shares issued and outstanding	7,369	7,160
Additional paid-in capital	3,867,042	1,965,632
Accumulated deficit	(4,755,104)	(2,745,595)
Total stockholders' deficit	(879,705)	(771,815)
Total liabilities and stockholders' deficit	$ 0	$ 63

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
			Cumulative amounts
			For the period from
			June 10, 2010
	For The Three Months Ended March 31,		(Inception) to
	2012	2011	March 31, 2012

Operating expenses:
General and administrative costs	$ 1,971,897	$ 181,090	$ 4,300,325
Professional fees	35,354	27,270	285,775
Loss from operations	(2,007,251)	(208,360)	(4,586,100)

Non-operating income (expense):

Interest expense	(2,258)	(3,327)	(13,142)
loss on extinguishment of debt	0	(79,445)	(108,050)
Net loss	$ (2,009,509)	$ (291,132)	$ (4,707,292)

Loss per common share:
Basic loss per share:
Common stock	($0.03)	($0.01)

Weighted average number of common shares
outstanding:
Common stock	72,639,119	54,933,069

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative amounts
			For the period from
			June 10, 2010
	For The Three Months Ended March 31,		(Inception) to
	2012	2011	March 31, 2012
OPERATING ACTIVITIES:
Net loss	$(2,009,509)	(291,132)	(4,707,292)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Equity issued to consultants	1,858,007	200	2,298,007
Common stock issued for directors fees	-		470,000
Common stock issued for services	-		30,000
Loss on extinguishment of debt	-	79,445	108,050
Changes in operating assets and liabilities:
Accounts payable	173,801	119,010	738,205
Accrued Liabilities	2,258	3,327	(24,551)
Liabilities settled in stock	-	-	155,930
Derivative liability	-	-	34,137
Pre-paid expenses	-	18,863	314,704
Due to related parties	-	70,342	569,830
Net cash provided by (used in) operating activities	24,557	55	(12,980)

FINANCING ACTIVITIES:

Common stock issued for cash	-	-	10,000
Proceeds from short-term notes payable	-	-	2,500
Repayments of notes payable related party'	(24,620)	-	(29,620)
Proceeds from notes payable	-	-	30,000
Capital contribution		-	100
Net cash provided by (used in) operating activities	(24,620)	-	12,980

NET INCREASE (DECREASE) IN CASH	(63)	55	-

CASH, BEGINNING OF PERIOD	63	-	-

CASH, END OF PERIOD	$0	55	-

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIODS ENDED JUNE 10, 2010 (Inception) To March 31, 2012
(Unaudited)
						Deficit
						Accumulated
					Additional	During
	Convertible Series		Common		Paid-in	Development	Treasury
	Common Shares	Amount	Shares	Amount	Capital	Stage	Stock	Total
Balance at June 10, 2010 (Date of Inception)	--	$ --		$ --	$ 100			100
Reverse merger recapitalization	9,879,854	988	46,635,816	4,664	(100)	(47,812)	$ --	(42,260)
Net loss	--	--	--	--	--	(334,430)		334,430
Balance at December 31, 2010	9,879,854	988	46,635,816	4,664	--	(382,242)		(376,590)
Common shares issued for cash at $0.02 per share	--	--	571,429	57	9,943	--		10,000
Common shares issued for fees accrued during merger	--	--	2,000,000	200	39,800	--		40,000
Common shares issued for prepaid expenses at $0.09 per share	--	--	2,500,000	250	224,750	--		225,000
Common shares issued for liabilities to be settled in stock at $0.02 per share, and $.05 per share	--	--	8,346,500	835	190,095	--		190,930
Common shares issued for settlement of accrued expenses at $0.05 per share (loss on
extinguishment of $16,666)	--	--	833,334	83	41,583	--		41,666
Common shares issued to settle amounts due to related parties at $0.05 per share,
and $.20 per share (loss on extinguishment of $62,779)	--	--	4,796,852	480	488,052	--		488,532
Common shares issued for consulting fees at $0.20 per share	--	--	2,000,000	200	399,800	--		400,000
Common shares issued for settlement of accounts payable at $0.13 per share	--	--	360,000	36	71,964	--		72,000
Common shares issued for Director's fees at $0.13 per share	--	--	3,400,000	340	469,660	--		470,000
Common shares issued for services at $0.20 per share	--	--	150,000	15	29,985	--		30,000
Net loss, year ended December 31, 2011	--	--	--	--	--	(2,363,353)		(2,363,353)
Balance at December 31, 2011	9,879,854	988	71,593,931	7,160	1,965,632	(2,745,595)		(771,815)
Common shares issued for settlement of notes payable - related party at $.04 per share	--	--	557,600	56	22,248	--		22,304
Common shares issued for settlement of amounts owed $.04 per share	--	--	532,775	53	21,255	--		21,308
Common shares issued for consulting fees at $0.03 per share	--	--	1,000,000	100	29,900	--		30,000
Series common shares reacquired at $4.13 per share	(430,010)		--	--	1,828,007	--	(1,828,007)	--
Series common shares for compensation at $4.13 per share	430,010		--	--	--	--	1,828,007	1,828,007
Net loss, for period ended March 31, 2012	--	--	--	--	--	(2,009,509)	--	(2,009,509)
Balance at March 31, 2012	9,879,854	$ 988	73,684,306	$ 7,369	$ 3,867,042	$ (4,775,104)	$ --	(879,705)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

(a) Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Sibling Entertainment Group Holdings, Inc., referenced as the “SIBE,” “Company,” “we,” “our,” and “us” was incorporated under the laws of the State of Texas on December 28, 1988, as “Houston Produce Corporation”. On June 24, 1997, the Company changed its name to “Net Masters Consultants, Inc.” On November 27, 2002, the Company changed its name to “Sona Development Corporation” in an effort to restructure the business image to attract prospective business opportunities. Our name changed on May 14, 2007 to “Sibling Entertainment Group Holdings, Inc.”,  in New York City. Our business plan then called for focusing on large group sales of tickets to New York based entertainment shows, mostly Broadway plays. We intended to create a full-featured Internet website and registered the domain name Stageseats.com on May 14, 2009. We hired an existing industry expert to head the entity and to execute the business plan. We started booking tickets in April 2009 and continued until November 27, 2009 when we closed the business due to our manager abruptly resigning and lack of funding to continue the business. In September 2009, the executives of SIBE discussed several different methods of obtaining intellectual property from which to launch the next Broadway play. In the fourth quarter of 2009, the Company continued to engage in additional capital efforts. During 2010, the Company continued to pursue additional opportunities in the entertainment industry as well as synergistic opportunities in other industries.

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $4,707,292 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

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

(f) Derivative Financial Instruments

 Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the $32,500 short term note. The embedded derivatives include the conversion features at 80% of market. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at March 31, 2012 and December 31, 2011 totaled $34,137 and $34,137, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At  March 31, 2012 and December 31, 2011 the derivative was valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 327% to 327%, risk free interest rate of 1.20% to 1.20%, and expected life of one year.

The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value:

•              Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•              Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

•              Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate the Company's or the counterparty's non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

Fair Value Measurements at Reporting Date Using

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – March 31, 2012	$ --	$ --	$ 34,137

Derivative securities – December 31, 2011	$ --	$ --	$ 34,137

 (g) Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,”  (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have any effect on our financial position and results of operations.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Note 3 - Due to Related Parties

	March 31, 2012	December 31, 2011
Due to significant shareholders	$24,374	$71,298

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

The Company entered into an agreement on October 1, 2011 with Stephen C. Carlson to convert debt for services as CEO for the period April 1, 2011 to September 30, 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 596,747 shares for an accrued amount of $44,756. The Company owed him a balance of $41,767 at December 31, 2011, including the $5,000 note payable described below. Mr. Carlson resigned as CEO and Board Member as of January 24, 2012. The Company issued 557,600 shares of common stock valued at $22,304 ($0.04 per share) to him in consideration of all accrued consulting fees as of January 24, 2012. As of result of the stock issuance, at March 31, 2012 the Company owed Mr. Carlson $16,154 for reimbursement of advances made on behalf of the Company, including the $5,000 note payable described below. Mr. Carlson surrendered 162,010 shares of series common stock in conjunction with his resignation.

Gerald F. Sullivan was contracted through December 31, 2010 as a consultant to provide advisory services on a nonexclusive basis. At December 31, 2010 the Company owed $32,000 to Mr. Sullivan for these provided services. The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Gerald F. Sullivan to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted Common Stock in the aggregate of 1,700,000 shares for accrued compensation of $51,000. The Company owed him a balance of $14,364 at March 31, 2012 for cash advances made to the company for operating expenses.

On December 30, 2010, in conjunction with the acquisition of N4E, the Board of Directors of Sibling appointed Oswald A. Gayle as CFO of the Company with a term of office that commenced December 31, 2010. During this period, he accrued total compensation of $21,200. The Company entered into an agreement with Oswald A. Gayle on March 1, 2011 to convert debt for services as CFO during the first quarter of 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 472,266 shares for an accrued amount of $14,168. The Company entered into an agreement on October 1, 2011 with Oswald A. Gayle to convert debt for services as CFO for the period April 1, 2011 to September 30, 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 661,173 shares for an accrued amount of $49,588. The company owed him a balance of $21,308 at December 31, 2011. The Company accepted his resignation on February 12, 2012, and issued 532,775 shares of stock in consideration of accrued consulting fees of $21,308 through the date of his resignation. Mr. Gayle also surrendered 200,000 shares of series common stock as a part of his resignation. No further amounts are owed to Mr. Gayle.

In January 2012 the Company modified its relationship with Dixon McLeod, who was a founder of NEWCO4EDUCATION, LLC. Mr. McLeod had been issued 200,000 shares of series common stock in conjunction with the merger with the Company in December 2010. He surrendered 68,000 shares of series common stock at the time of his termination. This change was not as a result of any disagreements with the Company, and he remains available to the Company as a consultant on an ‘as-needed’ basis. The shares of series common stock were subsequently reissued by the Company.

NOTE 4 - Notes Payable - Related Party

On January 21, 2011 Stephen C. Carlson loaned the Company $5,000 in the form of a Promissory Note with an annual interest rate of 3.0%. There was a balance due of $5,000 due on this loan at March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2010 there was $594 and $469, respectively in accrued interest on this note.

	March 31, 2012	December 31, 2011
Short Term Note	$32,500	$32,500
Outstanding Debenture	$30,000	$30,000
Total Short Term Notes	$62,500	$62,500

At March 31, 2012 and December 31, 2011 the Company had a note payable balance of $32,500. This represents a short term note with an annual interest rate of 12.0%. In the event that a Liquidity Event occurs earlier than the agreed to three month period, then the full principal amount together with any interest due and outstanding, shall become payable in full no later than five business following the liquidity event, or the fifth business day following the Liquidity Event, whichever is earlier. As further consideration for this obligation, the Company agreed to issue warrants for the purchase of unregistered common stock to the Payee in an amount equal to the amount loaned under the agreement and, which shall expire in two years. The pricing for the purchase of the common stock shall be set at eighty percent (80%) of the ten day closing price of the stock of the target prior to the request for the issuance of the warrant by the Payee. At March 31, 2012 and December 31, 2011 this note had accrued interest in the amount of $6,038 and $5,027, respectively.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $18,748 and $17,626 as of March 31, 2012 and December 31, 2011,  respectively, which is in default.

Note 5 – Reverse Merger with NEWCO4EDUCATION, LLC

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

Note 6 - Capital Stock

On December 30, 2010, the Board of Directors, pursuant to authority granted in the Company’s certificate of formation created a a new series of common stock to effect a debt settlement. As a result, the 100,000,000 authorized shares of common stock are now divided into 2 series, 90,000,000 shares of equity common stock, and 10,000,000 shares of series common stock.

Series common stock automatically converts into common stock upon vote of two-thirds vote by the holders of the series common stock . The series common stockholders enjoy certain anti-dilution rights whereby the series common stockholders will always enjoy a 95% ownership of the common stock outstanding as if the series common stockholders had converted their shares. As of March 31, 2012, each share of series common stock converts into 141.7026889 shares of common stock, based on 73,684,306 shares of common stock issued and outstanding. Voting and dividend rights of the series common stock holders are based on the number of shares of equity common stock as of the series common stockholders converted. Approximately 73% of the series common stockholders have executed a letter to management effective December 30, 2010, agreeing not to vote to convert their series common stock to equity common stock, unless there is sufficient authorized common stock available to accommodate such conversion in total for all of the series common stockholders.

On December 30, 2010, the Company issued 8,839,869 shares of our series common stock pursuant to a Securities Exchange Agreement by and among the Company, N4E, and the N4E Members. Six shareholders of the series common stock entered into stock restriction agreements whereby these six individuals agreed to continue to render services to the Company for up to two years, through December 30, 2012.  If the individual does not fulfill the two year term under the Stock Restriction Agreement the Company may purchase a pro-rata portion of the series common shares held by the shareholder for $1.00.  If the individual terminates their employment before December 30, 2011 then the Company may repurchase, or cancel, 67% of the series common stock holdings subject to the Stock Restriction Agreement.  If the individual terminates their employment between December 30, 2011 and December 31, 2012, then the Company may repurchase, or cancel, 33.34% of their series common stock holdings.   These individuals were part of the founders of the Company and are paid separately for current services.  Any changes as a result of these claw back provisions are considered to be capital and have no effect on the operations of the Company.  As of December 30, 2011 and 2010 no shares have been reacquired by the Company as a result of termination by any of these individuals.

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

In January, 2012, the Company issued 532,775 shares of common stock valued at $21,308 ($.04 per share) to Oswald Gayle, the former CFO, in full satisfaction of all amounts owed to him for his services. As a part of his resignation he tendered 200,000 shares of series common stock which he had acquired as a result of his position as a founding member of NEWCO4EDUCATION, LLC.

In January, 2012, the Company issued 557,600 shares of common stock valued at $22,304 ($0.04 per share) to Steve Carlson, the former CEO, in partial satisfaction of amounts owed to him for his services.

In February 2012, the Company issues 1,000,000 shares of common stock values at $30,000 ($0.03 per share) to The Partnership of Atlanta Incorporated for consulting services.

During the first quarter of 2012 the Company negotiated the return of 430,010 shares of series common stock. Since these series common shares reacquired do not trade, we valued such series common shares using their comparable common stock equivalent. Each series common stock converts into 141.7026889 shares of common stock, as of March 31, 2012, based on 73,684,306 shares outstanding. The trading price of the common stock on the day such series common stock was reacquired was $0.03 a share. As a result we recorded the fair value of the series common stock to treasury stock in the amount of $1,828,007. Within the same quarter we reissued the same amount of series common shares to two consultants. The trading price of the common stock on March 30th, 2012 was $0.03 a share for purposes of recording a fair value expense, using the same common stock equivalent approach. As result we recorded compensation expense in the amount of $1,828,007 for the 430,010 series common stock issued for services in the first quarter.

Note 7 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the 3 months ended March 31, 2012 and 2011 are as follows:

	March 31,
	2012	2011
Interest	$-	$-
Income Taxes	$-	$-
Non-cash Investing and Financing Transactions:	March 31,
	2012	2011
Stock issued to settle liabilities to be settled in stock	$21,308	$-
Stock issued for consulting fees / prepaid	$-	$-
Stock issued to settle related party liabilities and accrued expenses	$22,304	$-

Note 8 - Legal Proceedings

The Company may at times become involved in litigation or legal proceedings as a normal course of business, but there are no note worthy legal proceedings being pursued as of the date of this audit report.

Note 9 –Subsequent Events

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

The statements contained in sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, with the exception of historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

Results of Operations

For the three months ended March 31, 2012, the Company’s operations included satisfying continuous public disclosure requirements and the continued focus on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education. The Company took steps to create specifications for its initial internet based offerings, to seek qualified vendors to supply software and systems, and we have begun the process of development of a marketing plan for its deployment. We have engaged a digital advertising and marketing agency to support our needs in an outsourcing arrangement, and have rolled out its new product identifications. We continue to seek qualified executives in support of our plans for growth, and we expect to expand both the management team, and our Board of Directors during the near term. We experienced some delays as a result of staffing changes, and now expect our initial offerings to be available during the summer of 2012, a delay of several months from our original schedule.

The Company has not generated revenues since inception and we cannot determine when we will generate revenue from operations and we expect to continue to operate at a loss for the foreseeable future.  In order to act upon our operating plan discussed herein, we must be able to raise sufficient funds from (i) debt financing; or, (ii) new investments from private investors.

Net Loss

 For the period from inception to March 31, 2012, the Company recorded a net loss of $4,707,292. The Company’s net loss is primarily attributable to general and administrative expenses. A large portion of the cumulative general and administrative expenses as of March 31, 2012  were related to the issuance of stock in connection with converting certain of the accured expenses related to management, and to providing advice to undertake for, and consult with us, concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, acquisitions and business opportunities, and review and advice regarding our overall progress, needs and condition

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from June 10, 2010 (inception) to March 31, 2012.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $0 and $63 respectively as of March 31, 2012 and December 31, 2011 . The working capital deficit was $879,705 at March 31, 2012. Net stockholders equity in the Company was $(879,705) at March 31, 2012.

We will require additional funding over the next 12 months estimated of at least $1,000,000 to develop our new business. Presently, we have only $0 worth of liquid assets with which to pay our expenses. Current and anticipated capital needs may vary based on our acquisitions, or technology development activities. As a result, we may raise capital through the issuance of debt, the sale of equity, or a combination of both.

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

As of May 17, 2012, the corporate offices are at 1355 Peachtree Street, Suite 1159, Atlanta, GA 30309. We rent a single office from an executive office provider with multiple locations nationwide, and the rent is approximately $900 per month.

The Company has no current plans for the purchase or sale of any plant or equipment.

There are no full time employees at the Company.  The Company has no current plans to add employees. The individuals working for the benefit of the Company are generally part time, and have been compensated primarily through the issuance of stock, or accrued expenses underlying consulting agreements.

Critical Accounting Policies

 In Note 2 to the attached interim financial statements for the periods ended March 31, 2012 included in this Form 10-Q, we discuss those accounting policies that are considered significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

(c)    Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the $32,500 short term note. The embedded derivatives include the conversion features at 80% of market. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The Black-Scholes Option Pricing Model was utilized to fair value the derivative at March 31, 2012with the following assumptions: dividend yield of 0%, annual volatility of 327% to 327%, risk free interest rate of 1.20% to 1.20%, and expected life of one year.

(d) Financial Instruments

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

Going Concern

The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $879,705 at March 31, 2012 and has incurred losses of $4,707,292 since inception, and further significant losses are expected to be incurred in the Company’s development stage.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management has identified what it believes are deficiencies in the Company’s disclosure controls and procedures.  The deficiencies in the Company’s disclosure controls and procedures resulted in failures to timely file periodic reports within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, we continued our comprehensive evaluation relating to the effectiveness of disclosure controls and procedures. As a result of such review, we have implemented several changes, among which included:

•              We have started the documentation of formal policies and procedures necessary to adequately review significant accounting transactions

•              We have more specifically defined existing key controls, and developed additional controls, applicable to the review of significant accounting transactions and the accounting treatment of such transactions

•              We have implemented a formal audit committee with a financial expert, and  the Company now has the board oversight role within the financial reporting process

•              We have enhanced the documentation regarding conclusions reached in the implementation of generally accepted accounting principles

•              We have added additional levels of review by qualified personnel of the application of each key control.

During the three months ended March 31, 2012, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1A  RISK FACTORS

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

We May Not Be Able To Attract And Retain Highly Skilled Principals And Teachers In The Numbers Required To Grow Our Business

Once we have acquired EMOs with management agreements with charter schools or entered into management agreements with charter schools, our success is likely to depend to a high degree upon our ability to attract and retain highly skilled school principals and teachers. We may need to hire new principals and new teachers to address turnover at the charter schools we manage. Currently, there is a well-publicized nationwide shortage of teachers and other educators in the United States. In addition, we may find it difficult to attract and retain principals and teachers for a variety of reasons, including the following:

? charter schools generally require our teachers to work a longer day and a longer year than most public schools;

? charter schools tend to have a larger proportion of our schools in challenging locations, such as low-income urban areas, which may make attracting principals and teachers more difficult; and

? charter schools generally impose more accountability on principals and teachers than do public schools as a whole.

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

We expect to benefit from funds from federal and state programs to be used for specific educational purposes. Funding from the federal government under Title I of the Elementary and Secondary Education Act provides federal funds for children from low-income families. A number of factors relating to these government programs could lead to adverse effects on our business:

•             These programs have strict requirements as to eligible students and allowable activities. If we or the charter schools that we intend to manage fail to comply with the regulations governing the programs, we or the charter schools that we intend to manage could be required to repay the funds or be determined ineligible to receive these funds, which would harm our business.

•             If the income demographics of a district's population were to change over the life of a management agreement for a charter school, resulting in a decrease in Title I funding for the charter school, we would receive less revenue for operating the charter school and our financial results could suffer.

•             The authorization for the Elementary and Secondary Education Act, including Title I, has expired and this act is being funded by Congress on an interim appropriation basis. If Congress does not reauthorize or continue to provide interim appropriation for the Elementary and Secondary Education Act, we would receive less funding and our growth and financial results would suffer. Most federal education funds are administered through state and local education agencies, which allot funds to charter boards. These state and local education agencies are subject to extensive government regulation concerning their eligibility for federal funds. If these agencies were declared ineligible to receive federal education funds, the receipt of federal education funds by the charter schools we intend to manage could be delayed, which could in turn delay our payment from the charter schools we intend to manage. In addition, we could become ineligible to receive these funds if any of our high-ranking employees commit serious crimes.

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

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•              Funding from federal and state education programs is allocated through formulas. If federal or state legislatures or, in some case, agencies were to change the formulas, we could receive less funding and the growth and financial performance of our business would suffer. Federal, state and local education programs are subject to annual appropriations of funds. Federal or state legislatures or local officials could drastically reduce the funding amount of appropriation for any program, which would hurt our business and our ability to grow.

•              the trading volume of our shares;

•              the number of securities analysts, market-makers and brokers following our common stock;

•              changes in, or failure to achieve, financial estimates by securities analysts;

•              new products or services introduced or announced by us or our competitors;

•              actual or anticipated variations in quarterly operating results;

•              You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes.

•              These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the “pink sheets” and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Because we are subject to the “Penny Stock” rules the level of trading activity in our stock may be reduced.

If a trading market does develop for our stock, it is likely we will be subject to the regulations applicable to "Penny Stock." The regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. If our significant stockholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that stockholders might sell shares of our stock could depress the market for our shares. If our significant stockholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate. Other situations include:

•              conditions or trends in our business industries;

•              announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•              additions or departures of key personnel;

•              sales of our common stock; and

•              general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

•              deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the  nature and level of risks in the penny stock market;

•              provide the prospective investor with current bid and ask quotations for the penny stock;

•              explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;

•              provide investors monthly account statements showing the market value of each penny stock held in the their account; and

•              make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

We will issue additional shares of common stock upon conversion of our series common stock and may issue additional shares capital stock to raise capital or complete acquisitions, which would substantially reduce the equity interest of our current stockholders.

The outstanding shares of our series common stock automatically convert into 95% of the outstanding common stock (giving effect to the conversion) upon the vote of holders of two thirds of outstanding series common stock, voting as a separate series. In addition, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. At this time, the Company is not aware of any intent of the holders of series common stock to vote to convert into common stock. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing stockholders and adversely affect prevailing market prices for our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS)

In January, 2012, the Company issued 532,775 shares of restricted common stock valued at $21,308 ($.04 per share) to Oswald Gayle, the former CFO, in full satisfaction of all amounts owed to him for his services. As a part of his resignation he tendered 200,000 shares of series common stock which he had acquired as a result of his position as a founding member of NEWCO4EDUCATION, LLC.

In January, 2012, the Company issued 557,600 shares of restricted common stock valued at $22,304 ($0.04 per share) to Steve Carlson, the former CEO, in partial satisfaction of amounts owed to him for his services.

In February 2012, the Company issues 1,000,000 shares of restricted common stock values at $30,000 ($0.03 per share) to The Partnership of Atlanta Incorporated for consulting services.

The services acquired included marketing plans, artwork, web site specifications, market research pertaining to online education and resources, and advertising plans. The Company has entered into a long term agreement with The Partnership of Atlanta to provide ongoing marketing support in an “outsourcing” arrangement. We expect the monthly expense to be in the neighborhood of $10,000 per month. This agreement may be cancelled on 90 days written notice by either party.

During the first quarter of 2012 the Company negotiated the return of 430,010 shares of series common stock. Since these series common shares reacquired do not trade, we valued such series common shares using their comparable common stock equivalent. Each series common stock converts into 141.7026889 shares of common stock, as of March 31, 2012, based on 73,684,306 shares outstanding. The trading price of the common stock on the day such series common stock was reacquired was $0.03 a share. As a result we recorded the fair value of the series common stock to treasury stock in the amount of $1,828,007. Within the same quarter we reissued the same amount of series common shares to two consultants. The trading price of the common stock on March 30th, 2012 was $0.03 a share for purposes of recording a fair value expense, using the same common stock equivalent approach. As result we recorded compensation expense in the amount of $1,828,007 for the 430,010 series common stock issued for services in the first quarter.

Exemption From Registration

The securities issued during the first quarter of 2012 were issued without registration with the Commission, pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The securities are offered and sold only to accredited investors as defined in Regulation D.  This exemption applies because the Company did not make any public offer to sell any securities, but rather, the Company only offered securities to persons known to the Company to be accredited investors and only sold securities to persons who represented to the Company in writing that they are accredited investors.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page __ this Form 10-Q, and are incorporated herein by this reference.

Exhibit No.	Description

10.1	Modification to Master Agreement by and between Sibling Entertainment Group Holdings, Inc. and The Partnership of Atlanta, Inc. dated May 9, 2012*

10.2	Restricted Stock Purchase and Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Blackstone Partners, LLC dated as of March 30, 2012*

10.3	Restricted Stock Purchase and Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Atlanta Capital Partners, LLC dated as of March 30, 2012*

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2012

Sibling Entertainment Group Holdings, Inc.

By:     /s/ Gerald F. Sullivan

                 Gerald F. Sullivan

                 Chief Executive Officer, Chief Financial Officer, and                Director (Principal Executive Officer and Principal

               Accounting Officer)