Form 10-K/A
period 2011-12-31
Sibling Entertainment Group Holdings, Inc.
filed 2012-07-05
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A
Amendment No. 2

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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

Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [_]     No [X]

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [_]

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months or such shorter period that the registrant was required to submit and post such files).

Yes [X]      No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]      No [X]

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

EXPLANATORY NOTE: The purpose of this Amendment No. 2 to the Annual Report on Form 10-K of Sibling Entertainment Group Holdings, Inc. (the “Company”) for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 30, 2012 (the "Form 10-K") is to combine the Management’s Report on Internal Controls over Financial Reporting as disclosed in the 10-K with Management’s Report on Disclosure Controls and Procedure as disclosed in Amendment 1 to the Form 10-K filed May 14, 2012. No other changes have been made to the Form 10-K.

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

ITEM 15. EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on Page __ of this Form 10-K/A, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 5, 2012

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

07/05/12	/s/ Gerald F. Sullivan
Gerald F. Sullivan
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Accounting Officer)

07/05/12	/s/ Amy Savage-Austin
Amy Savage-Austin,
Director

07/05/12	/s/ Rob Copenhaver
Rob Copenhaver
Secretary, Director

07/05/12	/s/ Michael Hanlon
Michael Hanlon
Director

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*     Filed herewith
**   Furnished herewith