Form 10-K/A
period 2011-12-31
Sibling Entertainment Group Holdings, Inc.
filed 2012-07-06
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A
Amendment No. 3

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

EXPLANATORY NOTE: The purpose of this Amendment No. 3 to the Annual Report on Form 10-K of Sibling Entertainment Group Holdings, Inc. (the “Company”) for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 30, 2012 (the "Form 10-K") is to combine the Management’s Report on Internal Controls over Financial Reporting as disclosed in the 10-K with Management’s Report on Disclosure Controls and Procedure as disclosed in Amendment 1 to the Form 10-K filed May 14, 2012, and to express management's opinion as to the effectiveness of disclosure controls and procedures. No other changes have been made to the Form 10-K.

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

The Company intends to take corrective action to ensure that information required to be disclosed by the Company pursuant to the reports that the Company files or submits to the SEC is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding management's identification of areas for improvement, overall management has considered that the Company's disclosure controls and procedures are effective.

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

Dated: July 6, 2012

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

07/06/12	/s/ Gerald F. Sullivan
Gerald F. Sullivan
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Accounting Officer)

07/06/12	/s/ Amy Savage-Austin
Amy Savage-Austin,
Director

07/06/12	/s/ Rob Copenhaver
Rob Copenhaver
Secretary, Director

07/06/12	/s/ Michael Hanlon
Michael Hanlon
Director

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*     Filed herewith
**   Furnished herewith