Form 10-K/A
period 2011-12-31
Sibling Entertainment Group Holdings, Inc.
filed 2012-07-20
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A
Amendment No. 4

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2011.

[   ]   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _______to ________.

Commission file number: 000-28311

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Texas	76-027334
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

1201 Peachtree St. NE, Bldg 400 Ste 200, Atlanta, GA 30361
(Address of Principal Executive Office) (Zip Code)

(404) 551-5274
(Registrant’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

common stock ($0.0001 Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes [   ]                                    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [   ]                                   No [X]

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

Yes [X]                                   No [   ]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[   ]                                        No [X]

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

EXPLANATORY NOTE:

The purpose of this Amendment No. 4 to the Annual Report on Form 10-K of Sibling Entertainment Group Holdings, Inc. (the “Company”) for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 30, 2012 (the "Form 10-K") is to revise Item 9A in its entirety. No other changes have been made to the Form 10-K.

ITEM 9A.               CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (iii) receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and identified what we believe to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2011 were (i) lack of segregation of duties, (ii) lack of sufficient resources to ensure compliance with GAAP and the rule and regulations of the SEC, especially with regards to equity based transactions and tax accounting expertise, and (iii) inadequate security over information technology. These control deficiencies resulted in audit adjustments to the Company’s 2011 annual financial statements. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011.

We believe that the material weaknesses as reported will eventually be fully remediated, upon being properly capitalized to hire the proper personnel for segregation of duties and with appropriate knowledge of SEC and GAAP accounting.

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

The Company intends to take corrective action to ensure that information required to be disclosed by the Company pursuant to the reports that the Company files or submits to the SEC is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As a result of the deficiencies in the Company’s disclosure controls and procedures, management has concluded that the Company’s disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 20, 2012

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

07/20/12	/s/ Gerald F. Sullivan
Gerald F. Sullivan
Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Accounting Officer)

07/20/12	/s/ Amy Savage-Austin
Amy Savage-Austin,
Director

07/20/12	/s/ Rob Copenhaver
Rob Copenhaver
Secretary, Director

07/20/12	/s/ Michael Hanlon
Michael Hanlon
Director

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith