Form 10-Q
period 2012-06-30
Sibling Group Holdings, Inc.
filed 2012-10-05
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  0-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-027334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1355 Peachtree Street, Suite 1150, Atlanta, GA 30309
(Address of Principal Executive Office) (Postal Code)

(404) 551-5274
(Registrant’s telephone number, including area code)

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.
(Former name, former address, and former fiscal year if changed since last report)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of September 27, 2012 was 15,736,859 Post-Split Shares outstanding shares of common stock after taking effect for the actions approved in the proxy taken in conjunction with the Annual Shareholders Meeting held on August 9, 2012.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3
Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited), and the period from June 10, 2010 (inception) to June 30, 2012 (unaudited)	4
Consolidated Statements of Cash Flows for the six months ended June 31, 2012 and 2011 (unaudited), and the period from June 10, 2010 (inception) to June 30,2012 (unaudited)	5
Consolidated Statements of Stockholder’s Equity (Deficit) for the period June 10, 2010 (inception) to June 30, 2012 (unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 4. CONTROLS AND PROCEDURES	20

PART II.
ITEM 1A. RISK FACTORS	21
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 6. EXHIBITS	23
SIGNATURES	24

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

As used herein the terms “Company,” “we,” “our”, and “us” refer to Sibling Group Holdings, Inc., formerly, Sibling Entertainment Group Holdings, Inc., a Texas corporation, unless otherwise indicated.  In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SIBLING GROUP HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash in bank	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$868	$576
Accrued liabilities	27	23
Derivative liability	34	34
Note payable to related party	5	5
Amounts due to related parties	34	71
Short-term notes payable	63	63
Total current liabilities	1,031	772

Commitments and contingencies

Stockholders' deficit:
Convertible series common stock; $0.0001 par value; 10,000,000 shares authorized; 9,879,854 shares issued and outstanding as of June 30, 2012 and December 31, 2011	1	1
Common stock; $0.0001 par value; 90,000,000 shares authorized; 78,684,306 and 71,593,931 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	7	7
Additional paid-in capital	4,042	1,966
Accumulated deficit	(5,081)	(2,746)
Total stockholders’ deficit	(1,031)	(772)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited - in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative amounts for the period from June 10, 2010 (inception) to June 30, 2012
	2012	2011	2012	2011
Operating expenses:
General and administrative costs	$310	$162	$2,305	$343	$4,610
Professional fees	15	7	27	35	301
Loss from operations	325	169	2,332	378	4,911

Other expense:
Interest expense	1	2	3	5	14
Loss on extinguishment of debt	-	-	-	79	108
	1	2	3	84	122
Net loss	$(326)	$(171)	$(2,335)	$(462)	$(5,033)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Shares used in computing net loss per common share, basic and diluted	73,684	60,255	73,351	57,609

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	Six Months Ended June 30,			Cumulative amounts for the period from June 10, 2010 (inception) to June 30, 2012
	2012		2011
Cash flows from operating activities:
Net loss		$(2,335)	$(462)	$(5,033)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Common stock issued for consulting fees		1,888	-	2,328
Common stock issued for directors’ fees		-	-	470
Common stock issued for services		145	-	175
Common stock issued in settlement of liabilities		-	35	156
Loss on extinguishment of debt		-	79	108
Changes in assets and liabilities:
Prepaid expenses		-	38	315
Accounts payable		335	189	899
Accrued liabilities		4	6	(23)
Derivative liability		-	-	34
Amounts due to related parties		(37)	119	533
Net cash flows provided by (used in) operating activities		-	4	(38)

Cash flows from financing activities:
Issuance of common stock		-	-	10
Proceeds from short-term notes payable		25	-	28
Proceeds from notes payable		-	-	30
Repayments of notes payable to related parties		(25)	-	(30)
Net cash flows provided by financing activities		-	-	38
Net change in cash		-	4	-
Cash at beginning of period		-	-	-
Cash at end of period	$		$4	$-

Supplemental disclosure of cash flow information:
Interest		$-	$-
Income taxes		$-	$-

Non-cash investing and financing activity:
Stock issued to settle liabilities to be settled in stock		$21	$-
Stock issued to settle related party liabilities and accrued expenses		$22	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the Periods Ended June 10, 2010 (Inception) to June 30, 2012

(Unaudited - in thousands, except share and per share amounts)

	Convertible Series Common Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at June 10, 2010 (date of inception)	-	$-	-	$-	$-	$-	$-	$-
Reverse merger recapitalization	9,879,854	1	46,635,816	5	-	(48)		(42)
Net loss						(334)		(334)
Balance at December 31, 2010	9,879,854	1	46,635,816	5	-	(382)	-	(376)

Common stock issued for cash at $0.02 per share			571,429	-	10			10
Common stock issued for fees accrued during merger			2,000,000	-	40			40
Common stock issued for prepaid expenses at $0.09 per share			2,500,000	-	225			225
Common stock issued for liabilities to be settled in stock at $0.09 and $0.05 per share			8,346,500	1	190			191
Common stock issued for settlement of accrued expenses at $0.05 per share (loss on extinguishment of debt of $17)			833,334	-	41			41
Common stock issued for settlement of amounts due to related parties at $0.05 per share, and $0.20 per share (loss on extinguishment of debt of $63)			4,796,852	1	488			489
Common stock issued for consulting fees at $0.20 per share			2,000,000	-	400			400
Common stock issued for settlement of accounts payable at $0.13 per share			360,000	-	72			72
Common stock issued for directors’ fees at $0.13 per share			3,400,000	-	470			470
Common stock issued for services at $0.20 per share			150,000	-	30			30
Net loss						(2,364)		(2,364)
Balance at December 31, 2011	9,879,854	1	71,593,931	7	1,966	(2,746)	-	(772)

Common stock issued for settlement of notes payable to related party at $0.04 per share			557,600	-	22			22
Common stock issued for liabilities to be settled in stock at $0.04 per share			532,775	-	21			21
Common stock issued for consulting fees at $0.03 per share			1,000,000	-	30			30
Series common stock reacquired at $4.13 per share	(430,010)	-			1,828		(1,828)	-
Series common stock issued in consideration of compensation at $4.13 per share	430,010	-					1,828	1,828
Series common stock reacquired at $0.012 per share	(80,010)				145		(145)	-
Series common stock issued to accredited investor for $1.00	80,010						145	145
Common stock issued for settlement of accounts payable at $0.006 per share			5,000,000	-	30			30
Net loss						(2,335)		(2,335)
Balance at June 30, 2012	9,879,854	$1	78,684,306	$7	$4,042	$(5,081)	$-	$(1,031)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Description of Business

Sibling Group Holdings, Inc. (“SIBE” or the “Company”) was incorporated under the laws of the State of Texas on December 28, 1988, as “Houston Produce Corporation”.  On June 24, 1997, the Company changed its name to “Net Masters Consultants, Inc.”  On November 27, 2002, the Company changed its name to “Sona Development Corporation” in an effort to restructure the business image to attract prospective business opportunities.  The Company’s name changed on May 14, 2007 to “Sibling Entertainment Group Holdings, Inc.,” in New York City.  The Company’s business plan called for focusing on large group sales of tickets to New York based entertainment shows, mostly Broadway plays.  The Company intended to create a full-featured Internet website and registered the domain name Stageseats.com on May 14, 2009.  The Company hired an existing industry expert to head the entity and to execute the business plan.  The Company started booking tickets in April 2009 and continued until November 27, 2009 when it closed the business due to its manager’s abrupt resignation and lack of funding to continue the business.  In September 2009, the executives of SIBE discussed several different methods of obtaining intellectual property from which to launch the next Broadway play.  During the three month period ended December 31, 2009, the Company continued to engage in additional capital-raising efforts.  During fiscal 2010, the Company continued to pursue additional opportunities in the entertainment industry as well as synergistic opportunities in other industries.

On December 30, 2010, SIBE entered into a Securities Exchange Agreement with NEWCO4EDUCATION, LLC (“N4E”), a new entity formed on June 10, 2010, and the members of N4E.  Pursuant to the Securities Exchange Agreement, SIBE acquired N4E in exchange for 8,839,869 shares of SIBE’s newly authorized convertible series common stock.  For accounting purposes, the acquisition has been treated as an acquisition of SIBE by N4E and as a recapitalization of N4E’s equity.  N4E is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of N4E.  As part of the recapitalization of N4E, the equity transactions since its inception have been retroactively restated to include the equivalent shares of the Company’s common stock received in the merger.  Accordingly, the statement of changes in shareholders’ deficit reflects the restatement of these transactions.  The unaudited consolidated financial statements are based on the historical consolidated financial statements of N4E after giving effect to the reverse merger.  In conjunction with the acquisition of N4E, the company issued 1,039,985 shares of its series common stock pursuant to debt conversion agreements with the holders of the Company's Series AA Debentures and related warrants.

On August 9, 2012, the Company held its Annual Shareholder meeting and voted on a number of issues, including i) changing the name of the Company to “Sibling Group Holdings, Inc.”, ii) a conversion of the previously issued series common stock into common stock at a ratio of 151.127 shares of common stock for each share of series common stock, iii) a reverse split of common stock at a 100:1 ratio, and iv) a number of other changes to the corporate structure and shareholder rights.  All of the proposed actions were approved by a majority of the shares eligible to vote.  As a result of these actions, as of September 1, 2012, there were 15,736,859 shares of common stock outstanding, and no preferred stock issued.

The Company, through N4E, its wholly-owned subsidiary, focuses on providing services and technology aimed at increasing the performance in educational settings and operates through two divisions, its Educational Management Organization (EMO) and its Technology and Services Group (TSG).  The EMO intends to provide school management services, primarily within the charter school arena.  The TSG division is focused on the development and deployment of software, systems and procedures to enhance the rate of learning in both primary and secondary education.  The Company, which is headquartered in Atlanta, Georgia, is considered a development stage company in accordance with ASC 915, “Development Stage Entities.”

Liquidity and Going Concern

The unaudited consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $5,033,000 since inception, and further significant losses are expected to be incurred during the Company’s development stage.  The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  The accompanying unaudited consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for completed financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of those financial statements.  The results of operations and cash flows for the six months ended June 30, 2012 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements, included in our annual report on Form 10-K, as amended, as of and for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s annual report on Form 10-K as of December 31, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, and that affect the amounts reported in the Company's unaudited consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses that are not readily apparent from other sources, and..  Actual results could differ from those estimates and assumptions.

3.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance ASC 718, “Compensation – Stock Compensation.”  Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and/or market price of conversion shares, and is recognized as expense over the requisite service period.  The BSM model requires various highly judgmental assumptions including volatility and expected option life.  If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.  In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  The Company estimates the forfeiture rate based on historical experience.  Further, if the extent of the Company’s actual forfeiture rate is different from the estimate, then the stock-based compensation expense is adjusted accordingly.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505-50 “Equity Based Payments to Non-Employees.”  Costs are measured at the estimated fair market value of the consideration received, or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by the standards.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.

Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  This guidance requires companies that have multiple classes of equity securities to use the “two-class” or “if converted method” in computing earnings per share.  We compute loss per share using the two-class method.  The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.  Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period.  In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.  The Company has excluded all common equivalent shares outstanding for warrants to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented.

5.

Due to Related Parties

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

The Company entered into an agreement on October 1, 2011 with Stephen C. Carlson to convert debt for services as CEO for the period April 1, 2011 to September 30, 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 596,747 shares for an accrued amount of $45,000.  The Company owed him a balance of $41,767 at December 31, 2011, including the $5,000 note payable described below.  Mr. Carlson resigned as CEO and Board Member as of January 24, 2012.  The Company issued 557,600 shares of common stock valued at approximately $22,000, or $0.04 per share, to him in consideration of all accrued consulting fees as of January 24, 2012.  As of result of the stock issuance, at June 30, 2012 the Company owed Mr. Carlson approximately $16,000 for reimbursement of advances made on behalf of the Company, including the $5,000 note payable described below.  Mr. Carlson surrendered 162,010 shares of series common stock in conjunction with his resignation.

Gerald F. Sullivan was contracted through December 31, 2010 as a consultant to provide advisory services on a nonexclusive basis.  At December 31, 2010 the Company owed approximately $32,000 to Mr. Sullivan for these provided services.  The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Gerald F. Sullivan to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted Common Stock in the aggregate of 1,700,000 shares for accrued compensation of approximately $51,000.  The Company owed him a balance of approximately $14,000 at June 30, 2012 for cash advances made to the Company for operating expenses.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2010, in conjunction with the acquisition of N4E, the Board of Directors of Sibling appointed Oswald A. Gayle as CFO of the Company with a term of office that commenced December 31, 2010.  During this period, he accrued total compensation of approximately $21,000.  The Company entered into an agreement with Oswald A. Gayle on March 1, 2011 to convert debt for services as CFO during the first quarter of 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 472,266 shares for an accrued amount of approximately $14,000.  The Company entered into an agreement on October 1, 2011 with Oswald A. Gayle to convert debt for services as CFO for the period April 1, 2011 to September 30, 2011 in exchange for the Company’s restricted Common Stock in the aggregate of 661,173 shares for an accrued amount of approximately $50,000.  The company owed him a balance of approximately $21,000 at December 31, 2011.  The Company accepted his resignation on February 12, 2012, and issued 532,775 shares of stock in consideration of accrued consulting fees of approximately $21,000 through the date of his resignation.  Mr. Gayle also surrendered 200,000 shares of series common stock as a part of his resignation.  No further amounts are owed to Mr. Gayle.

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

6.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes.  Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.  The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  The Company had no significant deferred tax liabilities as of June 30, 2012 and December 31, 2011.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company evaluates this tax position on a quarterly basis.  The Company also accrues for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense.  As of June 30, 2012 and December 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.

Notes Payable

Notes Payable to Related Party

On January 21, 2011, Stephen C. Carlson loaned the Company $5,000 in the form of a promissory note with an annual interest rate of 3.0%.  As of June 30, 2012 and December 31, 2011, the principal balance due, plus accrued interest, was approximately $6,000 and $5,000, respectively.

Short-Term Notes Payable

Short-term notes payable consist of the following:

(in thousands)	June 30, 2012	December 31, 2011
Short-Term Note	$33	$33
Series AA Debenture	30	30
Total Short Term Notes	$63	$63

In October 2010, the Company issued a short-term note (the “Note”) to a third-party investor in the principal amount of $33,000, having a three-month term and bearing interest at an annual rate of 12.0%.  As further consideration for this obligation, the Company issued a two-year warrant for the purchase of the Company’s restricted common stock.  The number of shares to be issued pursuant to the exercise of the warrant will be calculated as the principal amount of the Note divided by 80% of the 10 day closing price of the Company’s common stock on the date of exercise.  The terms of the Note also provide that if a liquidity event were to occur prior to the term of the Note, then the full principal outstanding, together with any interest due and outstanding, shall become payable in full.  As of June 30, 2012 and December 31, 2011, the Company recorded accrued interest of approximately $6,000 and $5,000, respectively, in connection with this short-term note payable.

Series AA Debenture

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA Debentures (the “Debentures”) previously issued by SIBE and held on that date.  Pursuant to the Conversion Agreements, the holders accepted a total of 1,039,985 shares of Convertible Series Common Stock and 100% of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC), in full settlement of their Debentures, underlying warrants and accrued interest as of that date.  The Conversion Agreements released all claims that 43 of the holders of the Debentures had, have, or might have against SIBE.  Following this transaction, the Company now has a Debenture balance of $30,000 and accrued interest of approximately $19,000 and $18,000 as of June 30, 2012 and December 31, 2011, respectively, which is in default.

8.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the $33,000 short term note. The embedded derivatives include the conversion features at 80% of market. In addition, under the accounting standards, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  The fair value of all derivatives at both June 30, 2012 and December 31, 2011 was $34,000.  Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  At June 30, 2012 and December 31, 2011, the derivative was valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 327%, risk free interest rate of 1.20%, and expected life of one year.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs).  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The accounting guidance establishes three levels of inputs that may be used to measure fair value:

•

Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•

Level 2 - Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

•

Level 3 - Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.  Where appropriate the Company’s or the counterparty’s non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

The following tables summarize the Company’s liabilities measured at fair value on a nonrecurring basis in the Company’s consolidated balance sheets at June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012
(in thousands)	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative securities	$34	$-	$-	$34
Total liabilities measured at fair value	$34	$-	$-	$34

	Fair Value Measurements at December 31, 2011
(in thousands)	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative securities	$34	$-	$-	$34
Total liabilities measured at fair value	$34	$-	$-	$34

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.

Stockholders’ Equity

On December 30, 2010, pursuant to authority granted in the Company’s certificate of formation, the Board of Directors approved a new series of common stock to effect a debt settlement.  As a result, the 100,000,000 authorized shares of common stock are now divided into 10,000,000 shares of series common stock (“Series Common Stock”) and 90,000,000 shares of common stock (“Common Stock”).

Series Common Stock

Series Common Stock automatically converts into Common Stock upon a two-thirds vote by the holders of the Series Common Stock.  The holders of Series Common Stock enjoy certain anti-dilution rights whereby the holders of the Series Common Stock will always enjoy a 95% ownership of the Common Stock outstanding as if the holders of the Series Common Stock had converted their shares.  As of June 30, 2012, each share of Series Common Stock converts into 151.127 shares of Common Stock, based on 78,684,306 shares of Common Stock issued and outstanding.  Voting and dividend rights of the holders of Series Common Stock are based on the number of shares of Common Stock as if the holders of Series Common Stock had converted.  Approximately 73% of the holders of Series Common Stock have executed a letter to management, effective December 30, 2010, agreeing not to vote to convert their Series Common Stock to Common Stock, unless there is sufficient authorized common stock available to accommodate such conversion in total for all of the holders of Series Common Stock.

On December 30, 2010, the Company issued 8,839,869 shares of its Series Common Stock pursuant to a Securities Exchange Agreement by and among the Company, N4E, and the N4E Members.  Six individual holders of the Series Common Stock entered into stock restriction agreements whereby these six individuals agreed to continue to render services to the Company for up to two years, through December 30, 2012.  If an individual does not fulfill the two year term under the Stock Restriction Agreement, the Company may purchase a pro-rata portion of the Series Common Stock held by that individual for $1.00.  If the individual terminates his employment before December 30, 2011, then the Company may repurchase, or cancel, 67% of the Series Common Stock holdings subject to the Stock Restriction Agreement.  If the individual terminates his employment between December 30, 2011 and December 31, 2012, then the Company may repurchase, or cancel, 33.34% of his Series Common Stock holdings.  These individuals were founders of the Company and are paid separately for current services.  Any changes as a result of these claw back provisions are considered to be capital and have no effect on the operations of the Company.  As of June 30, 2012 and December 30, 2011 no shares have been reacquired by the Company as a result of termination by any of these individuals.

In connection with the acquisition of N4E, the Company issued 1,039,985 shares of its Series Common Stock pursuant to debt conversion agreements with the holders of the Company’s Series AA Debentures and related warrants.

Reacquisition and Reissuance of Series Common Stock

During the three months ended March 31, 2012 the Company negotiated the return of 430,010 shares of Series Common Stock.  The acquired Series Common Stock do not trade, therefore the Company valued such Series Common Stock using its comparable common stock equivalent.  As of March 31, 2012, each share of Series Common Stock was convertible into approximately 141.7026889 shares of Common Stock based on 73,684,306 shares of Common Stock outstanding.  The trading price of the Common Stock on the date of reacquisition of the Series Common Stock was $0.03 per share.  As a result, we recorded the fair value of the Series Common Stock to treasury stock in the approximate amount of $1,828,000.

During the three month period ended March 31, 2012, we issued 350,000 shares and 80,010 shares of Series Common Stock to two consultants, respectively, and recorded compensation expense of approximately $1,828,000.  The compensation expense was calculated by multiplying the 430,010 shares, in the aggregate, of the Series Common Stock, on an as converted basis, times the trading price of $0.03 as of March 30, 2012.  The compensation expense is reported as general and administrative expense in the unaudited consolidated statements of operations for the three and six months ended June 30, 2012.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 24, 2012, the Company reacquired 80,100 shares of the Series Common Stock previously issued to a consultant during March 30, 2012.  On the date of reacquisition, the Series Common Stock was convertible into approximately 151.127 shares of Common Stock based on 73,684,306 shares of Common Stock outstanding.  The trading price of the Common Stock on the date of reacquisition of the Series Common Stock was approximately $0.012 per share.  As a result, the Company recorded the fair value of the Series Common Stock to treasury stock in the approximate amount of $145,000.

On May 28, 2012, the Company issued 80,100 shares of the previously reacquired Series Common Stock to an employee for an aggregate purchase price of $1.00.  The reissued Series Common Stock was convertible into 151.127 shares of Common Stock based on 73,684,306 shares of Common Stock outstanding and the trading price on the date of reissuance was approximately $0.012.  As a result, the Company eliminated the cost of $145,000 from treasury stock and recorded the difference between the purchase price and previous acquisition cost of $145,000 as compensation expense.

Conversion of Series Common Stock and 100:1 Reverse Split

In conjunction with actions taken at the Annual Shareholders Meeting on August 9, 2012, all Series Common Stock shares were converted into common stock at a ratio of 1.51 per share, when taking into effect a reverse split at a 100:1 ratio which was also approved at the meeting.

Common Stock

During the six month period ended June 30, 2012, the Company issued the following shares of Common Stock:

•

In January, 2012, the Company issued 532,775 shares of common stock valued at approximately $21,000, or $.04 per share, to Oswald Gayle, the former CFO, in full satisfaction of all amounts owed to him for his services. As a part of his resignation he tendered 200,000 shares of series common stock which he had acquired as a result of his position as a founding member of NEWCO4EDUCATION, LLC.

•

In January, 2012, the Company issued 557,600 shares of common stock valued at approximately $22,000, or $0.04 per share, to Steve Carlson, the former CEO, in partial satisfaction of amounts owed to him for his services.

•

In February 2012, the Company issues 1,000,000 shares of common stock values at $30,000, or $0.03 per share, to The Partnership of Atlanta Incorporated for consulting services.

•

In June 2012, the Company issued 5,000,000 shares of restricted common stock valued at $30,000, or $0.006 per share, to five individuals in partial satisfaction of certain amounts owed to Meshugeneh LLC for consulting services.

During the six month period ended June 30, 2011, the Company issued the following shares of Common Stock:

•

For the period January 1, 2011 through December 31, 2011, the Company sold 571,429 shares at a price of $0.0175 per share or $10,000 in the aggregate to one accredited investor.

•

On January 14, 2011, the Company entered into an agreement with Mr. Richard Smyth, pursuant to which the Company issued 2,471,500 shares of common stock valued at approximately $49,000, in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E.

•

On January 14, 2011, the Company entered into an agreement with Meshugeneh LLC, pursuant to which the Company issued 4,250,000 shares of common stock valued at $85,000 in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E.

•

On January 14, 2011, the Company entered into an agreement with Betsey V. Peterzell, pursuant to which the Company issued 1,075,000 shares of common stock valued at approximately $51,000 in payment of legal services rendered to N4E.

•

On January 14, 2011, the Company entered into an agreement with Michael Baybak, pursuant to which the Company issued 2,000,000 shares of common stock valued at $40,000 for services rendered to the Company in connection with the acquisition of N4E.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•

On March 1, 2011, as amended June 1, 2011, the Company entered into an agreement with Viraxid Corporation, pursuant to which the Company issued 833,334 shares of common stock valued at approximately $42,000 for accounting and bookkeeping services rendered to N4E.

•

On March 1, 2011, the Company entered into an agreement with Gerald F. Sullivan, Chairman, pursuant to which the Company issued 1,700,000 shares of common stock valued at $85,000 for services rendered to the Company in connection with the formation and development of strategy and business plans of N4E. These were issued on March 31, 2011.

•

On March 1, 2011, the Company entered into an agreement with Stephen C. Carlson, CEO, pursuant to which the Company issued 966,666 shares of common stock valued at approximately $48,000, for consulting services rendered to N4E in connection with the development of strategy and business plans of N4E and for services rendered to the Company as CEO during the first quarter of 2011. These were issued on March 31, 2011.

•

On March 1, 2011, the Company entered into an agreement with Oswald A. Gayle, CFO, pursuant to which the Company issued 472,266 shares of common stock valued at approximately $24,000 for services rendered to the Company as CFO during the first quarter of 2011. These were issued on March 31, 2011.

10.

NEWCO4EDUCATION, LLC Merger

On December 30, 2010, the Company, pursuant to a Securities Exchange Agreement, acquired all of the outstanding membership interests of NEWCO4EDUCATION, LLC by issuance of 8,839,869 shares of Convertible Series Common Stock.  Each share of Series Common Stock entitles the holder thereof to a number of votes equal to the series conversion ratio determined as of the record date on all matters submitted to a vote of the stockholders of the Corporation.  The holders of Series Common Stock shall be entitled to receive dividends when, as, and if declared by the Board of Directors out of funds legally available for that purpose.  The Exchange Agreement was contingent on the consummation of two other transactions, which were completed, as discussed below.

On December 29, 2010, the Company entered into a Loan Assignment Agreement with Sibling Theatricals, Inc. (“STI”) and Debt Resolution, LLC (“DR LLC”), a newly formed subsidiary of the Company.  Pursuant to the Loan Assignment Agreement, the Company assigned the Loan Receivable with STI and the related accrued interest receivable and certain related liabilities underlying these theatrical assets for one-million membership interests in DR LLC.  The Company’s ownership interest in DR LLC was subsequently transferred to the Series AA Debenture holders as part of the settlement of those debt obligations, which are further described below.  The Company effectively exited the theatricals business as a result of these transactions.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA Debentures which were held as of that date.  Pursuant to the Conversion Agreements, the holders accepted a total of 1,039,985 shares of Convertible Series Common Stock and 100% of the membership interests of DR LLC in full settlement of their Debentures, underlying warrants and accrued interest as of that date.  The Conversion Agreements released all claims that 43 of the holders of the Debentures had, have, or might have against the Company.

11.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”).  This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements.  ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of this accounting pronouncement, effective January 1, 2012, did not have any effect on our financial position and results of operations.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.

Legal Proceedings

The Company may at times become involved in litigation or legal proceedings as a normal course of business, but there are no noteworthy legal proceedings being pursued as of the date of this quarterly report.

13.

Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date through the date when the Company issued these unaudited consolidated financial statements.  During this period, the Company did not have any material recognizable subsequent events, other than those described below.

The shareholders of the Company voted to approve the proposed Amended and Restated Certificate of Formation (the “Restated Certificate”) at the Company’s annual meeting of shareholders held August 9, 2012.  The Restated Certificate, which was included in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 23, 2012, was filed with the Texas Secretary of State on August 15, 2012 and was effective with FINRA on August 20, 2012.  As a result, effective August 20, 2012:

•

The Company’s corporation name was changed to Sibling Group Holdings, Inc.

•

The Company’s authorized capital stock was increased and reclassified to effect a 1 for 100 share reverse stock split.  The Company’s authorized capital is now 500 million shares, divided into 490,000,000 shares of Common Stock, par value $0.0001 and 10,000,000 shares of Preferred Stock, par value $0.0001.  Each 100 shares of the Company’s common stock, par value $.01 outstanding prior to August 20, 2012 was converted into 1 share of the Company’s Common Stock, par value $0.0001.  The Company’s trading symbol on the OTC-BB is SIBE and the new CUSIP is 825784 101.

•

The Restated Certificate eliminated pre-emptive rights and cumulative voting for directors.

•

The Restated Certificate reduced the shareholder vote required to approve fundamental corporate actions, permits shareholder action by less than unanimous written consent, and limits the liability of our directors.

After giving effect to the reclassification and reverse stock split of the common stock outstanding prior to August 20, 2012 and the conversion of series common stock into Common Stock, par value $0.0001, created by the Restated Certificate, there are now 15,736,859 shares of Common Stock, par value $0.0001 issued and outstanding.  Up to 400 additional shares of Common Stock, par value $0.0001 may be issued in respect of fractional shares in brokerage accounts.

Cautionary Note Regarding Forward-Looking Statements

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

The statements contained in sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” with the exception of historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements.  These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize.  These forward looking statements include, but are not limited to, statements concerning:

•

our anticipated financial performance and business plan;

•

the sufficiency of existing capital resources;

•

our ability to raise additional capital to fund cash requirements for future operations;

•

our to generate revenues to fund future operations;

•

the volatility of the stock market; and

•

general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated; including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report.  We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report.  We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 31, 2011.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our unaudited consolidated financial statements.  There have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2012.

Results of Operations

For the three and six months ended June 30, 2012, our operations included satisfying continuous public disclosure requirements and the continued focus on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education.  We took steps to create specifications for our initial internet-based offerings, to seek qualified vendors to supply software and systems, and we have begun the process of developing a marketing plan for its deployment.  We have engaged a digital advertising and marketing agency to support our needs in an outsourcing arrangement, and have rolled out new product identifications.  We continue to seek qualified executives in support of our plans for growth, and we expect to expand both the management team and our Board of Directors during the near term.  We experienced some delays as a result of staffing changes, and now expect our initial offerings to be available late in the fourth quarter of fiscal 2012, a delay of several months from our original schedule.

We have not generated revenues since our inception and we cannot determine when we will generate revenue from operations.  We expect to continue to operate at a loss for the foreseeable future.  In order to act upon our operating plan as discussed herein, we must be able to raise sufficient funds from i) debt financing or ii) new investment from private investors.  Although we continue our efforts to attract the necessary capital to act upon our operating plan, there can be no assurance that we will be able to raise sufficient funds, if at all.

For the three and six month periods ended June 30, 2012, we recorded a net loss of $326,000 and $2,335,000, respectively.  For the period from inception to June 30, 2012, we recorded an aggregate net loss of $5,033,000.  Our net loss is primarily attributable to general and administrative expenses.  A large portion of the cumulative general and administrative expenses as of June 30, 2012 were related to the issuance of stock in connection with converting certain of accrued expenses related to fees earned by management and consultants engaged in certain activities, including but not limited to, consultation with respect to management, marketing, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, evaluation of acquisition and business opportunities, and review and advice regarding our overall progress, needs and condition.

Liquidity and Capital Resources

We are in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.  We had current and total assets of $0 as of both June 30, 2012 and December 31, 2011.  Our working capital deficit was $1,031,000 and $772,000 as of June 30, 2012 and December 31, 2011, respectively.  Our stockholders’ deficit is $1,031,000 and $772,000 as of June 30, 2012 and December 31, 2011, respectively.

We have had no capital expenditures for the period from June 10, 2010 (inception) to June 30, 2012, and have no plans for the purchase of any plant or equipment in the foreseeable future.

We will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses.  Our ability to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that we will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We estimate that we will require at least $1,000,000 in additional funding over the next 12 months to develop our new business.  Presently, we have no liquid assets with which to meet our current expenses.  Current and anticipated capital needs may vary based on our acquisition strategy and opportunities, or technology development activities.  As a result, we may raise capital through the issuance of debt, the sale of equity, or a combination of both.

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

If we are unable to secure additional working capital as needed, our ability to develop new business, increase sales, meet our operating and financing obligations as they become due, or continue our business and operations could be in jeopardy.

As of June 30, 2012, the corporate offices are located at 1355 Peachtree Street, Suite 1159, Atlanta, GA 30309.  We rent a single office from an executive office provider with multiple locations nationwide, and the rent is approximately $900 per month.

We currently have no full time employees and there are no current plans to add employees.  The individuals working for the benefit of the Company are generally part time, and have been compensated primarily through the issuance of stock, or accrued expenses underlying consulting agreements.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2012, we continued our comprehensive evaluation relating to the effectiveness of disclosure controls and procedures.  As a result of such review, we have implemented several changes, among which included:

•

We have started the documentation of formal policies and procedures necessary to adequately review significant accounting transactions.

•

We have more specifically defined existing key controls, and developed additional controls, applicable to the review of significant accounting transactions and the accounting treatment of such transactions.

•

We have enhanced the documentation regarding conclusions reached in the implementation of generally accepted accounting principles.

•

enhanced the documentation regarding conclusions reached in the implementation of generally accepted accounting principles; and

•

added additional levels of review by qualified personnel of the application of each key control.

During the six months ended June 30, 2012, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.

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

We may not be able to successfully implement our business model.

We intend to launch a web store to aggregate and sell user generated content for use by teachers in all pre-college levels of education.  We are in the early stages of developing our business strategy, sales and implementation practices, technological capabilities, customer service, and support operations and marketing focus.  We face a number of challenges, including a lack of historical financial data upon which to plan future budgets, competition from a wide range of sources, the need to develop service relationships and other risks of new and developing business enterprise.  We may not be able to successfully implement our business model.  You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development.  To be successful, we must, among other things:

•

increase awareness of our brand;

•

develop and introduce functional and attractive product and service offerings;

•

respond to competitive and technological developments;

•

attract, integrate, motivate, and retain qualified personnel; and

•

continue to build and expand our operations structure to support our business.

We may not succeed in achieving any of these goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition, and operating results.

We may be unable to meet our future capital requirements.

We need capital to pay going operating expenses, execute our plan to launch a web store, and to absorb operating losses until our web store achieves break even operations.  We may need to raise capital to fund expansion, develop new or enhanced services, respond to competitive pressures, engage in acquisitions, or fund businesses that we may acquire.  If we raise additional funds by issuing equity or convertible debt securities, the ownership of our shareholders will be diluted.  Furthermore, any new securities such as the issuance of preferred stock would be likely to have rights, preferences, and privileges senior to those of the common stock.  We currently do not have any commitments for additional capital.  We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms.

Growth in our operations would strain our current managerial, operational, and financial resources.

Growth will place significant demands on all aspects of our business, including our administrative, technical, and financial personnel and systems.  Our systems, procedures, controls, and existing space may be inadequate to support our growth and expansion of our operations.  Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control, and reporting systems.  If we are unable to respond to and manage changing business conditions, then the quality of our products and services and our results of operations could be materially adversely affected.

We could become subject to litigation regarding intellectual property rights that could be costly and result in the loss of significant rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of another party's intellectual property.  Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights.  These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention.  Any potential intellectual property litigation could also force us to do one or more of the following:

•

stop or delay selling, incorporating or using products that use the challenged intellectual property;

•

obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license might not be available on reasonable terms or at all; or

•

redesign the products that use that technology.

If we are forced to take any of these actions, our business might be seriously harmed.  The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.  From time to time, we may be required to license technology from third parties to develop new products or product enhancements.  Third-party licenses may not be available to us on commercially reasonable terms or at all.  The inability to obtain any third-party license required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On May 24, 2012, the Company reacquired 80,100 shares of the Series Common Stock previously issued to a consultant during March 30, 2012.  On the date of reacquisition, the Series Common Stock was convertible into approximately 151.127 shares of Common Stock based on 73,684,306 shares of Common Stock outstanding.  The trading price of the Common Stock on the date of reacquisition of the Series Common Stock was approximately $0.012 per share.  As a result, the Company recorded the fair value of the Series Common Stock to treasury stock in the approximate amount of $145,000.

On May 28, 2012, the Company issued 80,100 shares of the previously reacquired Series Common Stock to an employee for an aggregate purchase price of $1.00.  The reissued Series Common Stock was convertible into 151.127 shares of Common Stock based on 73,684,306 shares of Common Stock outstanding and the trading price on the date of reissuance was approximately $0.012.  As a result, the Company eliminated the cost of $145,000 from treasury stock and recorded the difference between the purchase price and previous acquisition cost of $145,000 as compensation expense.

In June 2012, the Company issued 5,000,000 shares of restricted common stock valued at $30,000, or $0.006 per share, to five individuals in partial satisfaction of certain amounts owed to Meshugeneh, LLC for consulting services.

On August 9, 2012, the Company held its Annual Shareholder meeting and voted on a number of issues, including i) a conversion of the previously issued series common stock into common stock at a ratio of 151.127 shares of common stock for each share of series common stock, ii) a reverse split of common stock at a 100:1 ratio, and ii) a number of other changes to the corporate structure and shareholder rights.  All of the proposed actions were approved by a majority of the shares eligible to vote.  As a result of these actions, as of September 1, 2012, there were 15,736,859 shares of common stock outstanding, and no preferred stock issued.

Exemption from Registration

The securities issued during the three months ended June 30, 2012 were issued without registration with the Securities and Exchange Commission, pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The securities are offered and sold only to accredited investors as defined in Regulation D.  This exemption applies because the Company did not make any public offer to sell any securities, but rather, the Company only offered securities to persons known to the Company to be accredited investors and only sold securities to persons who represented to the Company in writing that they are accredited investors.

Item 6.

Exhibits

Exhibit No.	Description
10.1*	Series Common Stock Cancellation Memorandum between Sibling Group Holdings, Inc. and Atlantic Capital dated May 22, 2012.
10.2*	Form of Restricted Stock Purchase and Restriction Agreement.
10.3*	Restricted Stock Purchase and Restriction Agreement between Sibling Entertainment Group Holdings, Inc. and Meshugeneh, LLC dated June 30, 2012.
31.1*	Certification of Principal Executive Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

————————

*	Included herewith.
**

Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subjected to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sibling Entertainment Group Holdings, Inc.

By:	/s/ Gerald F. Sullivan
Gerald F. Sullivan
Chief Executive and Financial Officer, and Director
(Principal Executive, Financial Accounting Officer)

Dated:  September 27, 2012