Form 10-Q
period 2012-09-30
Sibling Group Holdings, Inc.
filed 2012-12-11
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  0-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-027334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1355 Peachtree Street, Suite 1159, Atlanta, GA 30309
(Address of Principal Executive Office) (Postal Code)

(404) 551-5274
(Registrant’s telephone number, including area code)

_______________________________________________________
(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 16,871,070 shares of common stock are issued and outstanding as of November 30, 2012. All share and per share amounts in this Quarterly report on Form 10-Q reflect the 1 for 100 reverse stock split of the registrant’s common stock which took effect on the filing of the Amended and Restated Certificate of Formation with the Secretary of the State of Texas, August 21, 2012.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited), and the period from June 10, 2010 (inception) to September 30, 2012 (unaudited)	2
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited), and the period from June 10, 2010 (inception) to September 30,2012 (unaudited)	3
	Condensed Consolidated Statements of Stockholder’s Equity (Deficit) for the period June 10, 2010 (inception) to September 30, 2012 (unaudited)	4
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 4.	CONTROLS AND PROCEDURES	16

	PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 6.	EXHIBITS	17
	SIGNATURES	18

i

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash in bank	$2	$63
Total current assets	2	63
Total assets	$2	$63

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$465,155	$575,821
Accrued liabilities	28,404	23,122
Amounts due to related parties	40,159	71,298
Note payable to related party	—	5,000
Short-term notes payable	78,500	62,500
Derivative liability	34,137	34,137
Total current liabilities	646,355	771,878

Commitments and contingencies

Stockholders' deficit:
Preferred; no par, 10,000,000 shares authorized; none issued or outstanding	—	—
Convertible series common stock; $0.0001 par value; 10,000,000 shares authorized; none and 9,879,854 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	988
Common stock; $0.0001 par value; 500,000,000 shares authorized; 15,871,070 and 715,939 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,588	7,160
Additional paid-in capital	4,417,184	1,965,632
Accumulated deficit	(5,065,125)	(2,745,595)
Total stockholders’ deficit	(646,353)	(771,815)
Total liabilities and stockholders’ deficit	$2	$63

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative amounts for the period from June 10, 2010 (inception) to September 30,
	2012	2011	2012	2011	2012
Operating expenses:
General and administrative costs	$(77,997)	$164,954	$2,227,493	$507,742	$4,555,922
Professional fees	57,555	52,567	84,066	87,348	334,487
(Income) Loss from operations	(20,442)	217,521	2,311,559	595,090	4,890,409

Other expense:
Interest expense	4,577	2,199	7,971	7,709	18,855
Loss on extinguishment of debt	—	—	—	79,445	108,050
	4,577	2,199	7,971	87,154	126,905
Net income (loss)	$15,865	$(219,720)	$(2,319,530)	$(682,244)	$(5,017,314)

Net income (loss) per common share, basic and diluted	$0.00	$(0.36)	$(0.79)	$(1.16)

Shares used in computing net income/loss per common share, basic and diluted	7,280,442	612,279	2,931,688	588,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Cumulative amounts for the period from June 10, 2010 (inception) to September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(2,319,530)	$(682,244)	$(5,017,314)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Equity issued for compensation	1,858,007	200	2,328,007
Common stock issued for directors’ fees	—	—	470,000
Common stock issued in settlement of liabilities	—	35,000	155,930
Loss on extinguishment of debt		79,445	108,050
Changes in assets and liabilities:
Prepaid expenses	—	99,283	314,704
Accounts payable	476,318	286,409	1,040,723
Accrued liabilities	5,282	7,709	(21,527)
Derivative liability	—	—	34,137
Amounts due to related parties	(31,139)	162,540	538,691
Net cash flows used in operating activities	(11,061)	(11,658)	(48,598)

Cash flows from financing activities:
Issuance of common stock	—	10,000	10,000
Proceeds from short-term notes payable	11,000	2,500	13,500
Proceeds from notes payable	—	—	30,000
Capital contribution	—	—	100
Repayments of notes payable to related parties	—	—	(5,000)
Net cash flows provided by financing activities	11,000	12,500	48,600
Net change in cash	(61)	842	2
Cash at beginning of period	63	—	—
Cash at end of period	$2	$842	$2

Supplemental disclosure of cash flow information:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activity:
Stock issued to settle liabilities to be settled in stock	$564,677	$—
Stock issued to settle related party liabilities and accrued expenses	$22,305	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit

For the Periods Ended June 10, 2010 (Inception) to September 30, 2012

(Unaudited)

	Convertible Series Common Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount

Balance at June 10, 2010 (date of inception)	—	$—	—	$—	$100	$—	$—	$100
Reverse merger recapitalization	9,879,854	988	466,358	47	4,517	(47,812)		(42,260)
Net loss						(334,430)		(334,430)
Balance at December 31, 2010	9,879,854	988	466,358	47	4,617	(382,242)	—	(376,590)

Common stock issued for cash at $0.02 per share			5,714	57	9,999			10,056
Common stock issued for fees accrued during merger			20,000	2	39,998			40,000
Common stock issued for prepaid expenses at $0.09 per share			25,000	3	224,997			225,000
Common stock issued for liabilities to be settled in stock at $0.09 and $0.05 per share			83,465	8	190,922			190,930
Common stock issued for settlement of accrued expenses at $0.05 per share (loss on extinguishment of debt of $17)			8,333	1	41,665			41,666
Common stock issued for settlement of amounts due to related parties at $0.05 per share, and $0.20 per share (loss on extinguishment of debt of $63)			47,969	5	488,527			488,532
Common stock issued for consulting fees at $0.20 per share			20,000	2	399,998			400,000
Common stock issued for settlement of accounts payable at $0.13 per share			3,600	—	72,000			72,000
Common stock issued for directors’ fees at $0.13 per share			34,000	3	469,997			470,000
Common stock issued for services at $0.20 per share			1,500	—	30,000			30,000
Net loss						(2,363,353)		(2,363,353)
Balance at December 31, 2011	9,879,854	$988	715,939	$72	$1,972,720	$(2,745,595)	—	$(771,815)

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit (Continued)

For the Periods Ended June 10, 2010 (Inception) to September 30, 2012

(Unaudited)

	Convertible Series Common Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	9,879,854	$988	715,939	$72	$1,972,720	$(2,745,595)	$—	$(771,815)
Common stock issued for settlement of notes payable to related party at $0.04 per share			5,576	1	22,304			22,305
Common stock issued for liabilities to be settled in stock at $0.04 per share			5,328	—	21,307			21,307
Common stock issued for consulting fees at $0.03 per share			10,000	1	29,999			30,000
Series common stock reacquired at $4.13 per share	(430,010)	—			1,828,007		(1,828,007)	—
Series common stock issued in consideration of compensation at $4.13 per share	430,010	—					1,828,007	1,828,007
Series common stock reacquired at $0.012 per share	(80,010)				145,000		(145,000)	—
Series common shares for compensation at $1.81 per share	80,010	1			(1)		145,000	145,000
Common stock issued for settlement of accounts payable at $0.006 per share			50,000	5	29,995			30,000
Fractional shares and rounding			66		3	5		3
Conversion of series common to common	(9,879,854)	(989)	14,947,216	1,495	(506)			—
Cancellation of series common issued for compensation			(120,055)	(12)	(144,988)			(145,000)
Common stock issued for settlement of accounts payable at $2.00 per share			257,000	26	513,344			513,370
Net loss						(2,319,530)		(2,319,530)
Balance at September 30, 2012	—	$—	15,871,070	$1,588	$4,417,184	$(5,065,125)	$—	$(646,353)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 30, 2010, SIBE entered into a Securities Exchange Agreement with NEWCO4EDUCATION, LLC (“N4E”), a new entity formed on June 10, 2010, and the members of N4E.  Pursuant to the Securities Exchange Agreement, SIBE acquired N4E in exchange for 8,839,869 shares of SIBE’s newly authorized convertible series common stock.  For accounting purposes, the acquisition has been treated as an acquisition of SIBE by N4E and as a recapitalization of N4E’s equity.  N4E is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of N4E.  As part of the recapitalization of N4E, the equity transactions since its inception have been retroactively restated to include the equivalent shares of the Company’s common stock received in the merger.  Accordingly, the statement of changes in shareholders’ deficit reflects the restatement of these transactions.  The unaudited condensed consolidated financial statements are based on the historical consolidated financial statements of N4E after giving effect to the reverse merger.  In conjunction with the acquisition of N4E, the company issued 1,039,985 shares of its series common stock pursuant to debt conversion agreements with the holders of the Company's Series AA Debentures and related warrants.

On August 9, 2012, the Company held its Annual Shareholder meeting and voted on a number of issues, including i) changing the name of the Company to “Sibling Group Holdings, Inc.”, ii) a conversion of the previously issued series common stock into common stock at a ratio of 151.127 shares of common stock for each share of series common stock, iii) a reverse split of common stock at a 100:1 ratio, and iv) a number of other changes to the corporate structure and shareholder rights.  All of the proposed actions were approved by a majority of the shares eligible to vote.  As a result of these actions, as of September 30, 2012, there were 15,871,070 shares of common stock outstanding, and no preferred stock issued.

The Company, through N4E, focuses on providing services and technology aimed at increasing the performance in educational settings and operates through two divisions, its Educational Management Organization (EMO) and its Technology and Services Group (TSG).  The EMO intends to provide school management services, primarily within the charter school arena.  The TSG division is focused on the development and deployment of software, systems and procedures to enhance the rate of learning in both primary and secondary education.  The Company, which is headquartered in Atlanta, Georgia, is considered a development stage company in accordance with ASC 915, “Development Stage Entities.”

Liquidity and Going Concern

The unaudited consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $5,017,314 since inception, and further significant losses are expected to be incurred during the Company’s development stage.  The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

2.  Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for completed financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of those financial statements.  The results of operations and cash flows for the nine months ended September 30, 2012 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.  The information contained in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements, included in our annual report on Form 10-K, as amended, as of and for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

Significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s annual report on Form 10-K as of December 31, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, and that affect the amounts reported in the Company's unaudited consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses that are not readily apparent from other sources, and actual results could differ from those estimates and assumptions.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  This guidance requires companies that have multiple classes of equity securities to use the “two-class” or “if converted method” in computing earnings per share.  We compute loss per share using the two-class method.  The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.  Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period.  In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.  The Company has no common equivalent shares outstanding for warrants to purchase common stock to include for the calculation of diluted net loss per share.

5.  Due to Related Parties

Gerald F. Sullivan was contracted through December 31, 2010 as a consultant to provide advisory services on a nonexclusive basis.  At December 31, 2010 the Company owed approximately $32,000 to Mr. Sullivan for these provided services.  The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Gerald F. Sullivan to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted Common Stock in the aggregate of 17,000 shares for accrued compensation of approximately $51,000.  The Company owed him a balance of approximately $40,159 at September 30, 2012 for consulting services and cash advances made to the Company for operating expenses.

6.  Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes.  Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.  The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  A valuation allowance has been recorded to offset all deferred tax assets due to uncertainty of realizing the tax benefits of the underlying operating loss and tax credit carry forwards over their carry forward periods.  The Company had no significant deferred tax liabilities as of September 30, 2012 and December 31, 2011.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company evaluates this tax position on a quarterly basis.  The Company also accrues for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense.  As of September 30, 2012 and December 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Notes Payable

Short-Term Notes Payable

Short-term notes payable consist of the following:

(in thousands)	September 30, 2012	December 31, 2011
Short-Term Note	$48,500	$32,500
Series AA Debenture	30,000	30,000
Total Short Term Notes	$78,500	$62,500

In October 2010, the Company issued a short-term note (the “Note”) to a third-party investor in the principal amount of $33,000, having a three-month term and bearing interest at an annual rate of 12.0%.  As further consideration for this obligation, the Company issued a two-year warrant for the purchase of the Company’s restricted common stock.  The number of shares to be issued pursuant to the exercise of the warrant will be calculated as the principal amount of the Note divided by 80% of the 10 day closing price of the Company’s common stock on the date of exercise.  The terms of the Note also provide that if a liquidity event were to occur prior to the term of the Note, then the full principal outstanding, together with any interest due and outstanding, shall become payable in full.  As of September 30, 2012 and December 31, 2011, the Company recorded accrued interest of approximately $7,000 and $5,000, respectively, in connection with this short-term note payable.

Series AA Debenture

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA Debentures (the “Debentures”) previously issued by SIBE and held on that date.  Pursuant to the Conversion Agreements, the holders accepted a total of 1,039,985 shares of Convertible Series Common Stock and 100% of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC), in full settlement of their Debentures, underlying warrants and accrued interest as of that date.  The Conversion Agreements released all claims that 43 of the holders of the Debentures had, have, or might have against SIBE.  Following this transaction, the Company now has a Debenture balance of $30,000 and accrued interest of $18,748 and $17,626 as of September 30, 2012 and December 31, 2011, respectively, which is in default.

8.  Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the $33,000 short term note. The embedded derivatives include the conversion features at 80% of market. In addition, under the accounting standards, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  The fair value of all derivatives at both September 30, 2012 and December 31, 2011 was $34,137.  Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.  At September 30, 2012 and December 31, 2011, the derivative was valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 327%, risk free interest rate of 1.20%, and expected life of one year.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize the Company’s liabilities measured at fair value on a nonrecurring basis in the Company’s consolidated balance sheets at September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012
(in thousands)	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative securities	$34,137	$—	$—	$34,137
Total liabilities measured at fair value	$34,137	$—	$—	$34,137

	Fair Value Measurements at December 31, 2011
(in thousands)	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative securities	$34,137	$—	$—	$34,137
Total liabilities measured at fair value	$34,137	$—	$—	$34,137

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three month period ended March 31, 2012, the Company issued 350,000 shares and 80,010 shares of Series Common Stock to two consultants, respectively, and recorded compensation expense of approximately $1,828,000.  The compensation expense was calculated by multiplying the 430,010 shares, in the aggregate, of the Series Common Stock, on an as converted basis, times the trading price of $0.03 as of March 30, 2012.  The compensation expense is reported as general and administrative expense in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2012.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 28, 2012, the Company issued 80,100 shares of the previously reacquired Series Common Stock to an employee for an aggregate purchase price of $1.00.  The trading price on the date of reissuance of the Company’s common stock was approximately $0.012.  As a result, the Company eliminated the cost of $145,000 from treasury stock and recorded the difference between the purchase price and previous acquisition cost of $145,000 as compensation expense.

On August 21, 2012, the effective date of the Series Common conversion to shares of common stock, as part of the conversion, the Company cancelled the common shares issued in conversion for the Series Common shares attributable to the May 28, 2012 transaction. As a result, the Company reversed the compensation expense in the amount of $145,000 previously recorded.

Conversion of Series Common Stock and 100:1 Reverse Split

In conjunction with actions taken at the Annual Shareholders Meeting on August 9, 2012, all Series Common Stock shares were converted into common stock at a ratio of 1.51 per share, when taking into effect a reverse split at a 100:1 ratio which was also approved at the meeting. All share amounts reflect the effect of the reverse split shares including those applicable to periods prior to the reverse stock split.

Common Stock

During the nine month period ended September 30, 2012, the Company issued the following shares of Common Stock:

•

In January, 2012, the Company issued 5,328 shares of common stock valued at approximately $21,000, or $4.00 per share, to Oswald Gayle, the former CFO, in full satisfaction of all amounts owed to him for his services. As a part of his resignation he tendered 200,000 shares of series common stock which he had acquired as a result of his position as a founding member of NEWCO4EDUCATION, LLC.

•

In January, 2012, the Company issued 5,576 shares of common stock valued at approximately $22,000, or $4.00 per share, to Steve Carlson, the former CEO, in partial satisfaction of amounts owed to him for his services.

•

In February 2012, the Company issues 10,000 shares of common stock values at $30,000, or $3.00 per share, to The Partnership of Atlanta Incorporated for consulting services.

•

In June 2012, the Company issued 50,000 shares of restricted common stock valued at $30,000, or $0.60 per share, to five individuals in partial satisfaction of certain amounts owed to Meshugeneh LLC for consulting services. An additional 500,000 shares were issued in connection with this transaction in September 2012.

•

In August 2012, 14,827,161 shares of common stock were issued in connection with the conversion of the series common into common stock.

•

In September 2012, the Company rescinded the series common issued and converted into 120,015 shares of common stock to an individual in connection with compensation for services valued at $145,000.

•

In September 2012, the Company issued 257,000 shares of common stock valued at $513,370 or $2.00 per share to two individuals in satisfaction of accounts payable balances owed for services and expense advances made on behalf of the Company.

Effective August 9, 2012, the Company’s stockholders approved an increase in authorized capital stock to 500 million shares.

Preferred Stock

Effective August 9, 2012, the Company’s stockholders approved an amendment to Article IV of the Certificate of Formation to authorize a class of preferred stock. The total number of preferred shares that the Company is authorized to issue is 10 million. The stockholders have empowered the Board of Directors to set and determine the designations, preferences, limitations and relative rights of the shares. None of the authorized preferred shares have been issued to date.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

11.  Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

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

On October 9, 2012, the Company issued 500,000 shares of its common stock at a value of $0.05 per share, for a total value of $25,000, to Steeltown Consultants, LLC in connection with consulting services.

On November 10, 2012, the Company issued 500,000 shares of its common stock at a value of $1.25 Per share for a total value of $625,000, to Ahmad Arfaania in connection with consulting services.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 31, 2011.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our unaudited consolidated financial statements.  There have been no changes to our critical accounting policies during the fiscal quarter ended September 30, 2012.

Results of Operations

For the three and nine months ended September 30, 2012, our operations included satisfying continuous public disclosure requirements and the continued focus on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education.  We took steps to create specifications for our initial internet-based offerings, to seek qualified vendors to supply software and systems, and we have begun the process of developing a marketing plan for its deployment.  We have engaged a digital advertising and marketing agency to support our needs in an outsourcing arrangement, and have rolled out new product identifications.  We continue to seek qualified executives in support of our plans for growth, and we expect to expand both the management team and our Board of Directors during the near term.  We experienced some delays as a result of staffing changes, and now expect our initial offerings to be available late in the fourth quarter of fiscal 2012 or the early part of the first quarter in 2013, a delay of several months from our original schedule.

We have not generated revenues since our inception and we cannot determine when we will generate revenue from operations.  We expect to continue to operate at a loss for the foreseeable future.  In order to act upon our operating plan as discussed herein, we must be able to raise sufficient funds from debt financing and/or new investment from private investors.  Although we continue our efforts to attract the necessary capital to act upon our operating plan, there can be no assurance that we will be able to raise sufficient funds, if at all.

For the three and nine month periods ended September 30, 2012, we recorded a net income of $15,865 and a net loss of $2,319,530, respectively.  For the period from inception to September 30, 2012, we recorded an aggregate net loss of $5,017,314.  Our net loss is primarily attributable to general and administrative expenses.  The net income for the three months ending September 30, 2012, resulted from the reversal of compensation expense which related to the cancellation of stock issued in June, 2012. A large portion of the cumulative general and administrative expenses as of September 30, 2012 were related to the issuance of stock in connection with converting certain accrued expenses related to fees earned by management and consultants engaged in certain activities, including but not limited to, consultation with respect to management, marketing, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, evaluation of acquisition and business opportunities and review and advice regarding our overall progress, needs and condition.

Liquidity and Capital Resources

We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.  We had current and total assets of $2 as of September 30, 2012 and $63 as of December 31, 2011.  Our working capital deficit was $646,353 and $771,815 as of September 30, 2012 and December 31, 2011, respectively.  Our stockholders’ deficit is $646,353 and $771,815 as of September 30, 2012 and December 31, 2011, respectively.

We have had no capital expenditures for the period from June 10, 2010 (inception) to September 30, 2012, and have no plans for the purchase of any plant or equipment in the foreseeable future.

We will depend almost exclusively on outside capital through the issuance of common shares and advances from related and other parties to finance ongoing operating losses.  Our ability to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that we will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

If we are unable to secure additional working capital as needed, our ability to develop new business, generate sales, meet our operating and financing obligations as they become due, or continue our business and operations could be in jeopardy.

As of September 30, 2012, the corporate offices are located at 1355 Peachtree Street, Suite 1159, Atlanta, GA 30309.  We rent a single office from an executive office provider with multiple locations nationwide, and the rent is approximately $900 per month.

We currently have no full time employees and there are no immediate plans to add employees.  The individuals working for the benefit of the Company are generally part time, and have been compensated primarily through the issuance of stock, or accrued expenses underlying consulting agreements.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Company’s management has previously identified what it believes are deficiencies in the Company’s disclosure controls and procedures.  The deficiencies in our disclosure controls and procedures included (i) lack of segregation of duties and (ii) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2012, we continued our comprehensive evaluation relating to the effectiveness of disclosure controls and procedures.  As a result of such review, we have implemented several changes, among which included:

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

During the nine months ended September 30, 2012, other than actions in connection with the changes noted above, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2012, in connection with the reclassification and reverse split of the Company's common stock pursuant to the Amended and Restated Certificate of Formation, all of the Company's outstanding series common stock were converted into 14,827,161 shares of common stock.

On September 30, 2012, the Company issued 257,000 shares of common stock valued at $513,370 or $2.00 per share to Richard Smyth and Meshugeneh, LLC in satisfaction of accounts payable balances owed for services and expense advances made on behalf of the Company.

On October 3, 2012, the Company issued 500,000 shares of its common stock at a value of $0.05 per share, for a total value of $25,000, to Steeltown Consulting Group, LLC in connection with consulting services.

On October 30, 2012, the Company issued 500,000 shares of its common stock at a value of $1.25 per share for a total value of $625,000, to Ahmad Arfaania in connection with consulting services.

Exemption from Registration

The securities issued during the three months ended September 30, 2012 were issued without registration with the Securities and Exchange Commission, pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The securities are offered and sold only to accredited investors as defined in Regulation D.  This exemption applies because the Company did not make any public offer to sell any securities, but rather, the Company only offered securities to persons known to the Company to be accredited investors and only sold securities to persons who represented to the Company in writing that they are accredited investors.

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
Gerald F. Sullivan
Chief Executive and Financial Officer, and Director
(Principal Executive, Financial Accounting Officer)

Dated:  December 11, 2012

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Debt Conversion agreement dated September 30, 2012, between the Company and Richard Smyth.
10.2*	Debt Conversion agreement dated September 30, 2012, between the Company and Meshugeneh, LLC.
10.3*	Consulting Agreement dated October 3, 2012, between the Company and Steeltown Consulting Group, LLC.
10.4*	Consulting Agreement dated October 30, 2012, between the Company and Ahmad Arfaania.
31.1*

Certification of Principal Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

———————

*

Filed with this report.

**

Furnished with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subjected to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.