Form 10-K
period 2012-12-31
Sibling Group Holdings, Inc.
filed 2013-05-08
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________ .

Commission file number: 000-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Texas	76-027334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1355 Peachtree Street, Suite 1150, Atlanta, GA 30309

(Address of principal executive offices) (Zip Code)

(404) 551-5274

(Registrant’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

common stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☑

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

Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,440,475 on June 30, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 18,701,070 shares of common stock are outstanding as of March 29, 2013.

All share and per share amounts in this report reflect the 1 for 100 reverse stock split of the registrant’s common stock which took effect on the filing of the Amended and Restated Certificate of Formation with the Secretary of the State of Texas, August 21, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SIBLING ENTERTAINMENT GROUP HOLDINGS, INC.

TABLE of CONTENTS

Page
PART I

ITEM 1.

Description of Business

1

ITEM 1A.

Risk Factors

7

ITEM 2.

Description of Property

13

ITEM 3.

Legal Proceedings

13

PART II

ITEM 5.

Market for Common Equity and Related Stockholder Matters

14

ITEM 7.

Management’s discussion and Analysis of Financial condition and Results of Operations

15

ITEM 8.

Financial Statements

17

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

17

ITEM 9A.

Controls and Procedures

17

ITEM 9B.

Other Information

18

PART III

ITEM 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
of the Exchange Act

19

ITEM 11.

Executive Compensation

21

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management

23

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

23

ITEM 14.

Principal Accountant Fees and Services

24

PART IV

ITEM 15.

EXHIBITS

25

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General.

As used herein the terms “Company,” “we,” “our”, and “us” refer to Sibling Entertainment Group Holdings, Inc., a Texas corporation (formerly known as Sona Development Corporation) and its subsidiaries. We were incorporated under the laws of the State of Texas on December 28, 1988 as Houston Produce Corporation and changed our name on May 14, 2007, to “Sibling Entertainment Group Holdings, Inc.” to align our corporate identity with our entry into the entertainment business through an intended acquisition of Sibling Entertainment Group, Inc. (“Sibling”), and its four wholly owned subsidiaries: Sibling Theatricals, Inc., Sibling Pictures, Inc., Sibling Music Corp., and Sibling Properties, Inc. and their subsidiaries including, among others, Dick Foster Productions, Inc., Adrenaline MMA, Inc., and Hats Holdings, Inc. Although we were unable to complete this acquisition, we actively pursued opportunities in film, theater, real estate, management, and music publishing during the first three quarters of 2010. In September 2010, the Company determined that the funding required to continue the entertainment business was not available to the Company.

Effective December 30, 2010, the Company exited the entertainment and theatricals business by transferring all of the Company’s entertainment and theatricals assets to Debt Resolution, LLC. In connection with the acquisition of N4E, we entered into Conversion Agreements with all but one of the 44 holders of our 13% Series AA Secured Convertible Debentures, whereby such holders converted the principal and accrued interest of the Series AA Secured Convertible Debentures and the related warrants into shares of Debt Resolution, LLC and 1,039,985 shares of the Company’s series common stock. The Company’s agreement with the holders of the Series AA Debentures included consent to the acquisition of Newco4Education, LLC and a release of claims against the Company.

Effective December 30, 2010, we acquired N4E for 8,839,869 shares of the Company’s series common stock and thereby entered the education services and technology business..

•

Effective August 21, 2012, The Company’s corporation name was changed to Sibling Group Holdings, Inc.

•

The Company’s authorized capital stock was increased and reclassified to effect a 1 for 100 share reverse stock split. The Company’s authorized capital is now 510 million shares, divided into 500,000,000 shares of Common Stock, par value $.0001 and 10,000,000 shares of Preferred Stock, par value $.0001. Each 100 shares of the Company’s common stock, par value $.01 outstanding prior to August 21, 2012 was converted into 1 share of the Company’s Common Stock, par value $.0001.

After giving effect to the reclassification and reverse stock split of the common stock outstanding prior to August 21, 2012 and the conversion of series common stock into Common Stock, par value $.0001 created by the Restated Certificate, there were 15,736,859 shares of Common Stock, par value $.0001 issued and outstanding as of August 21, 2012. At December 31, 2012, there are 18,701,070 shares of common stock issued and outstanding and no shares of preferred stock have been issued.  The Company’s trading symbol on the OTC-QB is SIBE and the new CUSIP is 825784 101.

Education Business Plan

N4E was formed June 10, 2010, to pursue business opportunities created from the growing popularity of charter schools and to improve educational opportunities for students across the United States through the development of innovative curricula, computer based education tools, and tools for improvement teacher performance. We intend to use the N4E business plan and methodologies to acquire educational management organizations and to manage and operate both charter and private schools as one component of our business strategy to grow a large scale business that will manage and operate pre-K, K-12 and higher education schools and develop and license curricula, computer based education services, and school operation and management tools throughout the United States and internationally. Our Board of Directors and management team has substantial experience in education operations, as well as technology & internet based software.

Plan of Operation

We believe our mission is to utilize advanced technology and education management techniques to enhance and accelerate the delivery of 21st century learning using multiple teaching and learning modalities on a global basis. We intend to accomplish this mission by accessing funds from the public capital markets and melding them into a unified strategy that will help to accelerate the improvement of education across the globe. Our desired result will be better educated children, a sustainable and cost effective teaching model for pre-K, K-12 and higher education, and reduced dependence on governmental funding. During the previous year we expanded our target market from K-12 education, primarily aimed at charters schools, to include Pre-K, K-12 and higher education, in both private and public education. We believe this broader scope may enable us faster market penetration, without the administrative and political complexities associated with public schools, and more specifically charter schools within the public education market.

To accomplish this mission we intend to operate with two primary divisions:

The Teaching Alliance

In late 2011, we formed The Teaching Alliance, an internal division, based in Atlanta, Georgia. The Teaching Alliance will house the education management organization (EMO) for the Company accomplished through acquisitions of school management businesses. Our management sees tremendous opportunities in the school management area, particularly within the charter school area nationally, and with private school and tutoring operations internationally. The Teaching Alliance intends to acquire existing EMOs. Management believes that economies of scale will be recognized via repeatable best practices combined with improved administrative, and learning technologies. With this approach Management intends to reduce spending on outdated processes, content, and technologies. We expect to improve operating margins by replacing outmoded approaches with a more cost effective learning approach, and use of better quality administrative tools and processes, while increasing the quality of the education experience.

Education Innovation

In 2011, after surveying providers of technology in the educational arena, we formed another internal division, Education Innovation, to hold our technology operations, and decided that it will be based in Atlanta, Georgia, with an a support center in Phoenix, Arizona. This business unit will provide applications and content to facilitate teaching and learning and improve efficiencies within school administration.

Management believes that the use of technology in the teaching process, generally known as "technology enhanced learning," is expanding rapidly, and we intend to be a key player, by facilitating the distribution of existing solutions, as well as providing certain proprietary solutions. Our initial efforts will focus on aggregating teaching materials, both conventional and technology based, so that educators working in the traditional classroom, in blended learning environments, and in online environments can readily access proven materials as they construct the curriculum needed in their particular situation. Many teaching professionals have lessons they have authored, and we would like to empower and motivate them to distribute the materials to others.

Education Innovation will initially, and for the remainder of FY2013, seek to develop two primary technology based offerings. The first is a "Learning Exchange" application we intend to call The Schoolhouse Warehouse™, a cloud based application which creates a solution for the rapid, low cost, global distribution of high quality educational content. Fully mobile content may be available. When fully operational, The Schoolhouse Warehouse™ approach will provide courses, curricula, and learning materials to students in any learning environment from home schooling to private, or public schools. We also intend for these materials to be incorporated for use with any SCORM (Sharable Content Object Reference Model is a standard for e-learning software) compliant Learning Management System (LMS). We are currently evaluating a new standard, referred to as “TIN CAN,” and it may be necessary to support that new standard as it, and our intended products, are developed.

The Schoolhouse Warehouse™ is intended to provide a marketplace that may enable individual educators, learning content and application developers, and possibly large commercial providers to provide or sell their content on a domestic and international basis. User ratings and reviews of each piece of content will help drive choice and promote competition to improve educational content. Private authors as well as corporate developers will be compensated via an online "app store" approach, similar to the Apple™, Intel™, or Android™ app stores, except that it is solely focused on the vertical market of educational materials. The Company is targeting a late Q2 of 2013 initial beta release date. This software development has been delayed from our earlier estimates, in part due to the change in the market requirements. When initially conceived, this was to be an e-commerce only site. Now, with the increased need for online courses, it is being expanded to include a learning portal, which will allow the user to actually take the course online, and be monitored as they would in a classroom environment.

A second offering will be a proprietary Learning Management System (LMS) called The Learning Resource, primarily aimed at the K-12 marketplace. We intend to integrate The Learning Resource with Education Innovation's anticipated proprietary product offerings. The Learning Resource will be designed to integrate with The Schoolhouse Warehouse. Management believes these integrations will assist administrators and teachers in building curriculum, including required and recommended learning materials delivered to students as course assignments.

We intend for The Learning Resource to have the capability to administer online testing, assessment, and grading. The Learning Resource design will manage content provided by the Schoolhouse Warehouse™, or other curriculum, as well as classroom events, and/or teacher developed courses/assignments. It provides user interface portals, and custom reporting applications that are specific to administrators, teachers, students, and parents. We seek a beta release of the Learning Resource in late FY2013.

Acquisitions

During 2012 we ramped up our review of the market, and expanded our view of suitable acquisition targets. We intend to review situations as they arise with a focus on private schools and Pre-K education companies. We have evaluated a strategy of acquiring a higher education institution, both as a revenue source, and to develop training for teachers in 21st century teaching technologies.

We have seen a number of innovative curriculum providers, working both inside public education, as complementary curriculum, and operating total outside the public education markets. We are completing audit work on one such provider that we have agreed to acquire, Funutation, Inc. This group provides STEM education, current through summer camps, paid for by parents directly, without support from public education. There are a number of providers in this area, and we think this business can be expanded nationally within the camp segment, but also by implementing the curriculum in after school programs, weekend education, and as a complementary curriculum to general public education. We expect to complete this transaction in the 2nd quarter of 2013.

We expect 2013 to be a busy year. Our goal is to complete one or more acquisitions of schools and education management organizations, and to complete our technology development initiatives. We seek to structure transactions with a significant “earn-out” component and issuance of restricted stock. We cannot be sure that any of the transactions under consideration will be completed, or that our preferred transaction structure will be accepted in the marketplace.

About STEM Education

The following is a discussion of the educational content and curriculum generally referred to as STEM, taken from the California Department of Education web site (http://www.cde.ca.gov/pd/ca/sc/stemintrod.asp) :

Science, technology, engineering, and mathematics (STEM) education is used to identify individual subjects, a stand alone course, a sequence of courses, activities involving any of the four areas, a STEM-related course, or an interconnected or integrated program of study. A nationally agreed upon definition for STEM education is currently lacking. This page and the links on it provide information and resources for kindergarten through grade twelve STEM education.

STEM Education Is

STEM education is a sequence of courses or program of study that prepares students, including underrepresented groups:

•

for successful employment, post-secondary education, or both that require different and more technically sophisticated skills including the application of mathematics and science skills and concepts, and

•

to be competent, capable citizens in our technology-dependent, democratic society.

Taken separately, the four STEM subjects are defined by the National Research Council as:

1.

Science is the study of the natural world, including the laws of nature associated with physics, chemistry, and biology and the treatment or application of facts, principles, concepts, or conventions associated with these disciplines.

2.

Technology comprises the entire system of people and organizations, knowledge, processes, and devices that go into creating and operating technological artifacts, as well as the artifacts themselves.

3.

Engineering is a body of knowledge about the design and creation of products and a process for solving problems. Engineering utilizes concepts in science and mathematics and technological tools.

4.

Mathematics is the study of patterns and relationships among quantities, numbers, and shapes. Mathematics includes theoretical mathematics and applied mathematics.

STEM education can be an interdisciplinary or trans-disciplinary approach to learning where rigorous academic concepts are coupled with real-world problem-based and performance-based lessons. At this level, STEM education exemplifies the axiom "the whole is more than the sum of the parts."

In Elementary Grades

STEM education:

•

Provides the introductory and foundational STEM courses that lead to success in challenging and applied courses in secondary grades.

•

Introduces awareness of STEM fields and occupations.

•

Provides standards-based, structured inquiry-based and real-world problem-based learning that interconnects STEM subjects.

•

Stimulates student interest in “wanting to” rather than “having to” take further STEM related courses.

•

Bridges and connects in-school and out-of-school learning opportunities.

In Middle Grades

STEM education:

•

Introduces an interdisciplinary program of study consisting of rigorous and challenging courses.

•

Continues to provide standards-based, structured inquiry-based and real world problem-based learning that interconnects STEM-related subjects.

•

Bridges and connects in-school and out-of-school learning opportunities.

•

Increases student awareness of STEM fields and occupations, especially for underrepresented populations.

•

Increases student awareness of the academic requirements of STEM fields and occupations.

•

Begins student exploration of STEM related careers, especially for underrepresented populations.

In High School

STEM education:

•

Provides a challenging and rigorous program of study focusing on the application of STEM subjects.

•

Offers courses and pathways for preparation in STEM fields and occupations.

•

Bridges and connects in-school and out-of-school learning opportunities.

•

Provides opportunities for student exploration of STEM related fields and careers, especially for underrepresented populations .

•

Prepares students for successful post-secondary employment, education, or both.

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

Foundation for Innovation in Education, Inc.

Foundation for Innovation in Education, Inc. (“the Foundation”), is a Georgia non-profit corporation that was an N4E member and as a result of our acquisition of N4E is a significant shareholder. Currently the Foundation holds approximately 26% of our common shares issued. the Foundation has informed us that over time it intends to acquire other NFPs that hold the charters to charter schools and may start charter schools itself, as well as develop certain programs aimed at improving the learning ability of certain segments of the student population. The Foundation may hire the Company to be the EMO for charter schools that it starts and acquires, though it has no obligations with the Company at this time. The Foundation intends to engage in research and other activities to advance the state education in America.

ITEM 1A.

RISK FACTORS

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Effective December 30, 2010, We Entered A New Business; This Makes It Difficult To Evaluate Our Business

We have yet to enter into any agreement to acquire an EMO or manage a school at any grade level. We have not recorded any revenue from our new business initiatives. Our management team has only recently begun to work together, and has no experience in operating educational management organizations and charter schools. We have no operating history on which you can base your evaluation of our business and prospects. Accordingly, the Company should be evaluated in light of the expenses, delays, uncertainties, and other difficulties frequently encountered by unseasoned business enterprises entering new markets with unproven products. No assurance can be given that the Company will ever achieve profitable operations. Our failure to address these expenses, delays, uncertainties, and other difficulties could cause our operating results to suffer and result in the loss of all or part of your investment.

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

We believe that the success of our business will be dependent, among other things, upon our ability to demonstrate general improvements in academic performance at the charter schools we intend to manage and operate. We anticipate that the management agreements with schools will contain performance requirements related to test scores and other measures of student achievement. If average student performance at our schools increases, whether due to improvements in achievement over time by individual students in our schools or changes in the average performance levels of new students entering our schools, aggregate absolute improvements in student performance will be more difficult to achieve. If academic performance at our schools declines, or simply fails to improve, we could lose business and our reputation could be seriously damaged, which would impair our ability to gain new business or renew existing school management agreements.

We Could Incur Losses At Our Schools If We Are Unable To Enroll Enough Students

We expect that the amount of revenue we will receive for operating schools will be dependent on the number of students enrolled, while the majority of the facility, operating, and on-site administrative costs will be fixed. Therefore, achieving site-specific enrollment objectives will be an important factor in our ability to achieve satisfactory financial performance at any particular school. We may be unable to expand or maintain enrollment. To the extent we are unable to meet enrollment objectives at a school, the school will be less financially successful and our financial performance will be adversely affected.

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

We May Not Be Able To Attract And Retain Highly Skilled Principals And Teachers In The Numbers Required To Grow Our Business

Once we have acquired EMOs with management agreements with charter schools or entered into management agreements with charter schools, our success is likely to depend to a high degree upon our ability to attract and retain highly skilled school principals and teachers. We may need to hire new principals and new teachers to address turnover at managed schools. Currently, there is a well-publicized nationwide shortage of teachers and other educators in the United States. In addition, we may find it difficult to attract and retain principals and teachers for a variety of reasons, including the following:

•

Our teachers may be required to work a longer day and a longer year than most public schools;

•

Our schools may be located in challenging locations, such as low-income urban areas, which may make attracting principals and teachers more difficult; and

•

We will likely impose more accountability on principals and teachers than do public schools as a whole.

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

We Expect Our Market To Become More Competitive

We expect the market for providing private, for-profit management of schools will become increasingly competitive. A variety of companies and entities could enter the market, including colleges and universities, other private companies that operate higher education or professional education schools, and others. Our existing competitors and these new market entrants could have financial, marketing and other resources significantly greater than ours. We will also compete for charter school funding with existing public schools that may pursue alternative reform initiatives, such as magnet schools and inter- district choice programs. In addition, in jurisdictions where voucher programs have been authorized, we will compete with existing private schools for public tuition funds.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company does not own any real or personal property. The Company maintains an office at 1355 Peachtree St, Ste 1350 Atlanta, GA 30309. We do not have any employees. Consultants work from locations which are not owned or leased by the Company.

ITEM 3.

LEGAL PROCEEDINGS

At the conclusion of 2012, to be best of our knowledge there are no outstanding legal proceedings involving the Company.

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

Trading in the common stock in the over-the-counter market in the preceding two years has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. All share prices reflect the 1 for 100 reverse stock split which took effect on August 21, 2012.

Year	Quarter Ending	High	Low
2012	31-Dec	$1.99	$0.05
	30-Sep	$1.99	$0.10
	30-Jun	$2.90	$0.60
	31-Mar	$6.00	$2.00
2011	31-Dec	$25.00	$4.00
	30-Sep	$10.00	$3.50
	30-Jun	$13.50	$3.50
	31-Mar	$18.00	$2.03

Record Holders

As of December 31, 2012, there were approximately 600 stockholders of record holding a total of 18,701,070 shares of common stock outstanding. Holders of common stock vote as a single class on all matters which our stockholders are entitled to vote. Each share of common stock is entitled to one vote and shares ratably in any dividends declared by our board of directors. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

On December 28, 2012 the Board approved the issuance of (1) 200,000 shares of common stock to each Director who joined the Board in 2012 and (2) 150,000 shares of common stock in lieu of cash directors fees to each member of the Board of Directors for services as a member of the Board of Directors in 2013. All shares approved for issuance by the Board of Directors on December 28, 2012 are subject to a “reverse vesting” provision, such that 50% of the shares awarded to a Director are automatically cancelled if that Director does not complete 12 months of service, measured from January 1, 2013, unless the termination results from a merger or change of control of the Company.

	Initial Grant	Grant for 2013 Services
Director	(shares)	(shares)
Andrew Honeycutt	200,000	150,000
Peirce Sullivan	200,000	150,000
Michael Hanlon	200,000	150,000
Neal Sessions	200,000	150,000
Amy Austin	-	150,000
Total	800,000	750,000

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

Results of Operations

The Company did not generate any revenues within the twelve months of operation ending December 31, 2012. The Company’s net loss amounted to $3,686,838. The net loss was primarily the result of the expenses surrounding the developmental costs, completion of audits and management and overhead associated with the educational services businesses.

The 2012 operating expenses were mainly related to accrued expenses for management, consulting, legal and advisory services surrounding the move from entertainment related business activities, into the educational services and technology area, and for normal financial reporting and SEC compliance.

In 2011 and the early part of 2012, management focused on the administrative needs to complete the Company’s SEC filings and audits, as well as continuing to evaluate its educational business areas. During the 2012 year management focused its efforts on refinement of its EMO and technology business efforts and the marketing plans associated with the roll-out of its technology business. In the summer of 2012 we completed a restructuring of our equity aimed at providing for financing and acquisitions. Later in 2012 we have been focused on installing a management team and identifying strategic acquisition targets to achieve our business goals.

We have not yet completed any significant financings for the Company, and have funded our operations to this point with either nominal advances from management, or through the issuance of our common stock, either in lieu of compensation, or in settlement of debt. Until such time as we complete a significant financing it is unlikely that we will be able to move forward with our plans.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from June 10, 2010 (inception) to December 31, 2012.

Capital Resources and Liquidity

The Company is in the development stage. The Company is subject to the risks associated with activities of development stage companies. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. Additional sources of debt will be limited, and we cannot provide assurance that these sources of funds will be available in the future. The Company will take sufficient action to raise additional debt and or equity as the markets will allow. At year-end 2012, the Company had no assets. Stockholders’ equity (deficit) in the Company was ($672,462) at December 31, 2012.

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $672,462 at December 31, 2012 and has incurred a loss of $6,384,622 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

ITEM 8.

FINANCIAL STATEMENTS

The requirements of this Item can be found beginning on page F-1 elsewhere in the Annual Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 14, 2012, Sibling Group Holdings, Inc. (the “Company”) dismissed Sherb & Co., LLP (“Sherb”) as its independent auditors.

During the fiscal years ended December 31, 2011 and 2010, and through the date of Sherb’s dismissal, there were no (i) disagreements between the Company and Sherb on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sherb, would have caused Sherb to make a reference to the subject matter of the disagreements in connection with its report or (ii) "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K.

On November 14, 2012, the Company engaged Liggett, Vogt, & Webb, P.A. (“LVW”) as its independent registered public accounting firm for the fiscal year ending December 31, 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and identified what we believe to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during our annual audit for 2012 were (i) lack of segregation of duties, (ii) lack of sufficient resources to ensure compliance with GAAP and the rule and regulations of the SEC, especially with regards to equity based transactions and tax accounting expertise, and (iii) inadequate security over information technology. These control deficiencies resulted in audit adjustments to the Company’s 2012 annual financial statements. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Each of our current directors was appointed by the then existing Board of Directors to serve a term that ends at the next annual meeting of stockholders and until a successor is elected and qualified, or until his or her earlier resignation or removal. No family relationship exists among any of our directors or executive officers. All of our directors are independent.

The following table lists the members of the Board of Directors during the period:

Name	Age	Positions and Offices	Appointed	Resigned

Neal Sessions	49	Chairman of the Board of Directors, CEO	12/28/2012	In place

Pierce Sullivan	24	Director, Secretary, Compensation Committee member	11/14/2012	In place

Andrew Honeycutt	70	Director, Audit Committee member	11/3/2012	In place

Amy Savage-Austin, PhD	43	Director and chair of the Audit Committee	12/30/12	In place

Michael Hanlon	48	Director, Chair of the Compensation Committee	12/01/11	In place

Gerald F. Sullivan	72	Chairman of the Board of Directors, Chair of the Compensation Committee	12/30/10	12/28/12

Rob Copenhaver	54	Director, Chief Executive Officer as of 01/06/12	12/01/11	04/09/12

Oswald A. Gayle	52	Chief Financial Officer and Secretary	12/30/11	02/14/12

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors for a term ending at the first meeting of our Board of Directors after the next annual meeting of stockholders, or until his or her earlier resignation or removal.

The following are the names and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years, of each directors and executive officers of the Company that currently serve on the Board of Directors.

Neal Sessions. Mr. Sessions is an experienced finance and management executive. From 2000 until 2011, Mr. Sessions held a number of senior positions in finance with SunTrust Bank, Atlanta, Georgia, including serving as Chief Financial Officer of their subsidiary, GenSpring Family Offices. Mr. Sessions also served on GenSpring’s Senior Management Team, Risk Committee, Valuation Committee, and Technology Approval Committee.

Pierce Sullivan.  Mr. Sullivan is Vice President at Greenwich Group International, Inc., a real estate investment group, where Mr. Sullivan is responsible for development of a “green”, environmentally friendly portfolio. He joined Greenwich in early 2012. Mr. Sullivan has a Bachelors degree in finance from Notre Dame University, South Bend, Indiana, which was awarded in 2011.

Andrew Honeycutt. Dr. Andrew Honeycutt holds a Doctorate in Business from Harvard, and an MBA from Boston University. Andrew has an extensive background in education and the teaching profession and his experience includes positions with a number of HBCU's (Historical Black Colleges and Universities). He served as Dean and Director at a number of colleges and universities and successfully implemented virtual classes and remote teaching technologies. From 2007-present, Dr. Honeycutt has been the Distinguished Business Fellow and Director of the Business Undergraduate Program, Shorter College, Rome, GA. From 2005 to 2007, he was Dean of the Akio Morita School of Business, Anaheim University.

Amy Savage-Austin. Ms. Savage-Austin has 10 years’ experience, primarily in the area of finance with large publicly traded corporations. She currently is Assistant Professor and Program Director for Undergraduate Studies at a University. She has both classroom and online teaching experience, and holds a Ph.D. in Business.

Michael Hanlon. Mr. Hanlon operates his own consultancy, and has over twenty years of expertise with mergers and acquisitions across the globe. He specializes in the international expansion of both mature, and entrepreneurial organizations. He has a business degree from the University of Tampa in Florida, and resides in Atlanta, Georgia.

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

Disclosure of Family Relationships.

None

Board of Directors Committees

Dr. Honeycutt and Amy Austin serve on audit committee to review and act on and report to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Pierce Sullivan and Michael Hanlon serve on the compensation committee to review and recommend compensation provided to officers and directors of the Company.

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

Compliance with Section 16(a) of the Exchange Act

Based upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware that during the fiscal year ended December 31, 2012, the following individuals failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

On August 21, 2012, Series Common Stock shares were converted into Common Stock and Rob Copenhaver, Gerald Sullivan and Amy Savage Austin failed to file Form 4 on a timely basis.

On December 28, 2012, restricted shares were granted to Pierce Sullivan, Neal Sessions, Andrew Honeycutt, Amy Savage-Austin and Michael Hanlon, and Forms 3 or 4, as appropriate, were not filed on a timely basis for those transactions.

Timothy Drake and Gerry Bedore, key advisors to the company, have initiated sales of shares and Form 4 has not been filed in a timely manner on those dispositions.

The Company intends to institute procedures to assist its executive officers and directors to meet their filing obligations.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes all compensation recorded by us in the last completed fiscal year for

•

our principal executive officer or other individuals serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 as that term is defined under Rule 3b-7 of the Exchange Act

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with FASB ASC 718, Compensation-Stock Compensation. The amounts included below reflect wages actually earned during the respective periods.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Neal Sessions [1]	2012	$10,000	—	$256,000	—	—	—	—	$266,000
	2011	—	—	—	—	—	—	—	—
Pierce Sullivan [2]	2012	—	—	128,000	—	—	—	—	128,000
	2011	—	—	—	—	—	—	—	—
Gerald Sullivan [3]	2012	—	—	—	—	—	—	—	—
	2011	—	—	25,900	—	—	—	—	25,900
Oswald A. Gayle [4]	2012	—	—	—	—	—	—	—	—
	2011	—	—	23,163	—	—	—	—	23,163

———————

1.

Mr. Sessions is a Director and serves as our Chief Financial Officer effective December 1, 2012 and was appointed Interim Chief Executive Officer effective December 28, 2012. Mr. Sessions is not a party to an employment agreement with the Company. Mr. Sessions’ compensation consists of an annual base salary of $120,000 per year, and annual cash bonus and stock options, as determined by the Board of Directors based on performance. Mr. Sessions also received an initial stock grant of 200,000 shares of common stock, 200,000 shares of common stock for services on the Board of Directors for 2012 and 150,000 shares of common stock for services on the Board of Directors for 2013. Shares issued for services on the Board of Directors are subject to a “reverse vesting” provision, such that 50% of the shares awarded to a Director are automatically cancelled if that Director does not complete 12 months of service, measured from January 1, 2013, unless the termination results from a merger or change of control of the Company.

2.

Mr. Pierce Sullivan is a Director and was appointed Secretary effective December 28, 2012. Mr. Sullivan received 200,000 shares of common stock for services on the Board of Directors for 2012 and 150,000 shares of common stock for services on the Board of Directors for 2013. Shares issued for services on the Board of Directors are subject to a “reverse vesting” provision, such that 50% of the shares awarded to a Director are automatically cancelled if that Director does not complete 12 months of service, measured from January 1, 2013, unless the termination results from a merger or change of control of the Company.

3.

Mr. Gerald Sullivan resigned as President and Chairman of the Board effective December 28, 2012.

4.

Mr. Gayle resigned as Chief Financial Officer and Secretary effective February 14, 2012.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)
Neal Sessions	—	—	—	—	—	150,000	$96,000	—	—
Pierce Sullivan	—	—	—	—	—	150,000	96,000	—	—

Incentive and Non-qualified Stock Option and Stock Award Plans

On December 28, 2012, the Board of Directors approved the issuance of (1) 200,000 shares of common stock to each Director who joined the Board in 2012 and (2) 150,000 shares of common stock in lieu of cash directors fees to each member of the Board of Directors for services as a member of the Board of Directors in 2013. All shares approved for issuance by the Board of Directors on December 28, 2012 are subject to a “reverse vesting” provision, such that 50% of the shares awarded to a Director are automatically cancelled if that Director does not complete 12 months of service, measured from January 1, 2013, unless the termination results from a merger or change of control of the Company.

Director Compensation

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2012. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in the Notes to our Consolidated Financial Statements for the year ended December 31, 2012 appearing elsewhere in this report.

Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Michael Hanlon(1)	—	$128,000	—	—	—	—	$128,000
Andrew Honeycutt (1)	—	128,000	—	—	—	—	128,000
Amy Savage-Austin (1)	—	128,000	—	—	—	—	128,000

———————

(1)

On December 28, 2012, the Board of Directors approved the issuance of 200,000 shares of common stock to each Director who joined the Board in 2012. These shares were valued at $0.64 per share.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2012, the number of shares of our common stock beneficially owned by (a) each person or group who was known to us to be the beneficial owner of more than 5% of either of our outstanding common stock or outstanding series common stock, (b) each of our current directors, (c) our chief executive officer and chief financial officer; and (d) all our directors and executive officers, as a group (5 persons). Unless otherwise noted, the business address of each individual listed below is c/o Sibling Group Holdings, Inc., 1355 Peachtree Street, Suite 1159, Atlanta, GA 30309. The beneficial ownership (1) percentages reflected in the table below are based on 18,701,070 shares of our common stock as of December 31, 2012.

Name of Beneficial Owner	Beneficial Ownership of Common (1)	Percent of Common
Greater than 5% Shareholders as of 12/31/2012
Foundation For Innovation in Education, Inc.	4,938,234	26.41%

Directors and Officers during FY2012
Neal Sessions, CEO Chairman and Director	550,000	2.94%
Pierce Sullivan, Director	350,000	1.87%
Andrew Honeycutt, Director	350,000	1.87%
Amy Savage-Austin, Director	756,186	4.04%
Michael Hanlon, Director	360,000	1.93%
Rob Copenhaver, Former CEO and Director	10,000	*
Gerald F. Sullivan, Former Chairman, and Director	804,096	4.30%
Oswald Anthony Gayle, Former CFO	321,262	1.72%

All directors and executive officers as a group	3,501,544	18.72%

 ———————

* Less than 1%

(1)

"Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2012 are deemed outstanding for computing the ownership percentage of the person holding such options, but are not deemed outstanding for computing the ownership percentage of any other person. Restricted stock is included in the beneficial ownership amounts even though it may not be transferred

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

Transactions with Related Parties.

Share Awards.

We compensate our directors for their services as directors by awards of restricted stock. During the year ended December 31, 2012, we made awards of 200,000 shares to each of Andrew Honeycutt, Peirce Sullivan, Michael Hanlon, and Neal Sessions. During the year ended December 31, 2011, we made awards of 34,000.shares for a total value of $470,000.

Note and Accounts Payable Conversions.

In January, 2012, the Company issued 5,328 shares of common stock valued at $21,311, or $4.00 per share, to Oswald Gayle, the former CFO, in full satisfaction of all amounts owed to him for his services. As a part of his resignation he tendered 200,000 shares of series common stock which he had acquired as a result of his position as a founding member of NEWCO4EDUCATION, LLC.

In January, 2012, the Company issued 5,576 shares of common stock valued at $22,304, or $4.00 per share, to Steve Carlson, the former CEO, in partial satisfaction of amounts owed to him for his services.

Director Independence

Our shares are quoted on the on the Over-the-Counter Bulletin Board, or OTCBB which does not have director independence requirements. However, the Board has reviewed the independence of its directors under the standards of independence set forth in Marketplace Rule 4200(a)(14) of the NASDAQ Stock Market. During the year ended December 31, 2012, Pierce Sullivan, Andrew Honeycutt, Amy Savage-Austin, and Michael Hanlon were independent. Neal Sessions, Rob Copenhaver, Gerald F. Sullivan, and Oswald Gayle were not independent.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Fiscal Year ended December 31, 2012, the Company incurred $13,000 for services rendered by Liggett, Vogt & Webb P.A. for audit and review services.

For the Fiscal Year ended December 31, 2011, the Company accrued and paid $18,500 for services rendered by Sherb & Co., LLP for audit and review services.

Audit Related Fees - None

PART IV

ITEM 15.

EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2013

Sibling Group Holdings, Inc.

By:	/s/ Neal B. Sessions
Neal B. Sessions,
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Neal B. Sessions
Neal B. Sessions,
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neal B. Sessions	Chief Executive Officer, Chief Financial Officer and Director	May 6, 2013
Neal B. Sessions	(Principal Executive Officer and Principal Accounting Officer)

/s/ Amy Savage-Austin	Director	May 6, 2013
Amy Savage-Austin

/s/ Pierce Sullivan	Secretary, Director	May 6, 2013
Pierce Sullivan

/s/ Andrew Honeycutt	Director	May 6, 2013
Andrew Honeycutt

/s/ Michael Hanlon	Director	May 6, 2013
Michael Hanlon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sibling Group Holdings, Inc.

We have audited the accompanying consolidated balances sheets of Sibling Group Holdings, Inc., a development stage company, as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2012, and the cumulative amounts from June 10, 2010 (inception) to December 31, 2012. These financial statements are the responsibility of Sibling Group Holdings, Inc’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of losses, changes in stockholders’ equity, and cash flows for the period June 10, 2010 (date of inception) to December 31, 2012 include amounts for the period from June 10, 2010 (date of inception) to December 31, 2011, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period June 10, 2010 through December 31, 2011 is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Group Holdings, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period from inception (June 10, 2010) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has an accumulated deficit of $6,432,434 from inception through December 31, 2012, and a cumulative net loss from inception of $6,384,622 at December 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Liggett, Vogt & Webb, P.A.

Liggett, Vogt & Webb, P.A.

New York, New York

May 6, 2013

RPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sibling Group Holdings, Inc.

We have audited the accompanying consolidated balances sheet of Sibling Entertainment Group Holdings, Inc. as of December 31, 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011 and the cumulative amounts from June 10, 2010 (inception) to December 21, 2011. These financial statements are the responsibility of Sibling Entertainment Group Holdings, Inc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Entertainment Group Holdings, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011 and the cumulative period from June 10, 2010 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP

Sherb & Co., LLP

New York, New York

April 20, 2012

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$—	$63
Total current assets	—	63

Total assets	$—	$63

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Cash overdraft	$1,197	$—
Accounts payable	498,641	575,821
Accrued liabilities	43,965	23,122
Amounts due to related parties	50,159	71,298
Notes payable to related parties	—	5,000
Short-term notes payable	78,500	62,500
Derivative liability	—	34,137
Total current liabilities	672,462	771,878

Commitments and contingencies

Stockholders' deficit

Preferred; no par, 10,000,000 shares authorized; none issued or outstanding	—	—

Convertible series common stock, $.0001 par value, 10,000,000 shares authorized, none and 9,879,854 shares issued and outstanding at December 31,2012 and December 31, 2011	—	988

Common stock, $.0001 par value, 500,000,000 shares authorized, 18,701,070 and 715,939 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,871	72

Additional paid-in capital	5,758,101	1,972,720
Deficit accumulated during developmental stage	(6,432,434)	(2,745,595)
Total stockholders' deficit	(672,462)	(771,815)
Total liabilities and stockholders' deficit	$—	$63

See notes to the consolidated financial statements

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		Cumulative Amounts From June 10, 2010 (inception) to December 31, 2012
	2012	2011

Operating expenses:
General and administrative costs	$3,575,123	$2,134,200	$5,903,552
Professional fees	94,270	111,119	344,691
Loss from operations	3,669,393	2,245,319	6,248,243

Non-operating expense:
Interest expense	17,445	9,984	28,329
Loss on extinguishment of debt	—	108,050	108,050

Net loss	$(3,686,838)	$(2,363,353)	$(6,384,622)

(Loss) per common share:

Basic and diluted (loss) per share:
Common stock	$(0.58)	$(4.02)

Weighted average number of common shares
outstanding: Basic — Diluted

Common stock	6,402,762	588,631

See notes to the consolidated financial statements

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,		Cumulative Amounts From June 10, 2010 (inception) to December 31, 2012
	2012	2011

OPERATING ACTIVITIES:
Net loss	$(3,686,838)	$(2,363,353)	$(6,384,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock used for consulting fees	3,146,192	—	3,146,192
Common stock used for directors fees	512,000	470,000	982,000
Common stock used for services	128,000	470,000	598,000
Loss on extinguishment of debt	—	108,050	108,050
Changes in operating assets and liabilities:
Accounts payable	(77,181)	458,004	487,223
Liabilities to be settled in stock -	—	—	155,930
Accrued liabilities	20,843	(26,809)	(5,965)
Pre-paid expenses	—	314 ,704	314,704
Due to related parties	(21,139)	527,830	548,691
Derivative liability	(34,137)	34,137	—
Net cash used in operating activities	(12,260)	(7,437)	(49,797)

FINANCING ACTIVITIES:
Cash overdraft	1,197	—	1,197
Common stock issued for cash	—	10,000	10,000
Proceeds from short-term notes payable	11,000	2,500	13,500
Repayments of notes payable related parties	—	(5,000)	(5,000)
Capital contribution	—	—	100
Proceeds from notes payable	—	—	30,000
Net cash provided by financing activities	$12,197	$7,500	$49,797

NET INCREASE (DECREASE) IN CASH	(63)	63	—

CASH, BEGINNING OF PERIOD	$63	$—	$—

CASH, END OF PERIOD	—	$63	—

Supplemental disclosure of cash flow information:
Interest Paid	$—	$—
Taxes Paid	$—	$—
Non-cash investing and financing activity:
Stock issued to settle liabilities to be settled in stock	$564,677	$—
Stock issued to settle related party liabilities and accrued expenses	$22,305	$—

See notes to the consolidated financial statements

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIODS ENDED JUNE 10, 2010 (Inception) To December 31, 2012

	Convertible Series Common		Common		Additional Paid-In Capital $ 100	Deficit Accumulated During the Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at June 10, 2010 (Date of Inception)	—	$—	$—	$—	$100	$—	—	$100

Reverse merger recapitalization	9,879,854	988	466,358	47	4,517	(47,812)	—	(42,260)

Net loss	—	—	—	—	—	(334,430)	—	334,430

Balance at December 31, 2010	9,879,854	988	466,358	47	4,617	(382,242)	—	(376,590)

Common shares issued for cash at $2.00 per share	—	—	5,714	1	9,999	—	—	10,000

Common shares issued for fees accrued during merger	—	—	20,000	2	39,998	—	—	40,000

Common shares issued for prepaid expenses at $9.00 per share	—	—	25,000	3	224,997	—	—	225,000

Common shares issued for liabilities to be settled in stock at $2.00 per share, and $5.00 per share	—	—	83,465	8	190,922	—	—	190,930

Common shares issued for settlement of accrued expenses at $5.00 per share (loss on extinguishment of $16,666)	—	—	8,333	1	41,665	—	—	41,666

Common shares issued to settle amounts due to related parties at $5.00 per share, and $20.00 per share (loss on extinguishment of $62,779)	—	—	47,969	5	488,527	—	—	488,532

Common shares issued for consulting fees at $20.00 per share	—	—	20,000	2	399,998	—	—	400,000

Common shares issued for settlement of accounts payable at $13.00 per share	—	—	3,600	—	72,000	—	—	72,000

Common shares issued for Director's fees at $13.00 per share	—	—	34,000	3	469,997	—	—	470,000

Common shares issued for services at $20.00 per share	—	—	1,500		30,000	—	—	30,000

Net loss	—	—	—	—	—	(2,363,353)	—	(2,363,353)
Balance at December 31, 2011	9,879,854	$988	715,939	$72	$1,972,720	$(2,745,595)	—	$(771,815)

See notes to the consolidated financial statements

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIODS ENDED JUNE 10, 2010 (Inception) To December 31, 2012 (CONTINUED)

	Convertible Series Common		Common		Additional Paid-In Capital $100	Deficit Accumulated During the Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	9,879,854	$988	715,939	$72	$1,972,720	$(2,745,595)	—	$(771,815)

Common stock issued for settlement of notes payable to related party at $4.00 per share	—	—	5,576	1	22,304	—	—	22,305

Common stock issued for liabilities to be settled in stock at $4.00 per share	—	—	5,328	—	21,307	—	—	21,307

Common stock issued for consulting fees at $3.00 per share	—	—	10,000	1	29,999	—	—	30,000

Series common stock reacquired at $4.13 per share	(430,000)	—	—	—	1,828,007	—	(1,828,007)	—

Series common stock issued in consideration of compensation at $4.13 per share	430,000	—	—	—	—	—	1,828,007	1,828,007

Series common stock reacquired at $0.012 per share	(80,010)	—	—	—	145,000	—	(145,000)	—

Series common stock issued in consideration of compensation at $1.81 per share	80,010	1	—	—	(1)	—	145,000	145,000

Common stock issued for settlement of accounts payable at $0.60 per share	—	—	50,000	5	29,995	—	—	30,000

Fractional shares and rounding	—	—	66	—	3	(1)	—	2

Conversion of series common to common	(9,879,854)	(989)	14,947,216	1,495	(506)	—	—	—

Cancellation of series common issued for compensation	—	—	(120,055)	(12)	(144,988)	—	—	(145,000)

Common stock issued for settlement of accounts payable at $2.00 per share	—	—	257,000	26	513,344	—	—	513,370

Common stock issued for consulting fees at $0.05 per share	—	—	500,000	50	24,950	—	—	25,000

Common stock issued for consulting fees at $1.25 per share	—	—	500,000	50	624,950	—	—	625,000

Common stock issued for consulting fees at $0.64 per share	—	—	280,000	28	179,172	—	—	179,200

Common stock issued for Director’s fees at $0.64 per share	—	—	1,550,000	155	511,845	—	—	512,000

Net loss	—	—	—	—	—	(3,686,838)	—	(3,686,838)
Balance at December 31, 2012	—	$—	18,701,070	$1,871	$5,758,101	$(6,432,434)	$—	$(672,462)

See notes to the consolidated financial statements

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

Note 1 - Nature of Operations and Basis of Presentation

(a)

Organization

Sibling Group Holdings, Inc., referenced as the “SIBE,” “Company,” “we,” “our,” and “us” was incorporated under the laws of the State of Texas on December 28, 1988, as “Houston Produce Corporation”. On June 24, 1997, the Company changed its name to “Net Masters Consultants, Inc.” On November 27, 2002, the Company changed its name to “Sona Development Corporation” in an effort to restructure the business image to attract prospective business opportunities. Our name changed on May 14, 2007 to “Sibling Entertainment Group Holdings, Inc.” and on August 15, 2012 the Company name was changed to “Sibling Group Holdings, Inc.” Prior to December 30, 2010, our business plan called for focusing on large group sales of tickets to New York based entertainment shows.

On December 30, 2010, SIBE entered into a Securities Exchange Agreement with NEWCO4EDUCATION, LLC (“N4E”), a newly formed entity on June 10, 2010, and the members of N4E. Pursuant to the Securities Exchange Agreement, SIBE has acquired N4E in exchange for 8,839,869 shares of SIBE’s newly authorized convertible series common stock. For accounting purposes, the acquisition was treated as an acquisition of SIBE by N4E and as a recapitalization of N4E’s equity. N4E is the surviving and continuing entity and the historical financials following the reverse merger transaction are those of N4E. As part of the recapitalization of N4E, the equity transactions since its inception have been retroactively restated to include the equivalent shares of the Company’s common stock received in the merger. Accordingly, the statement of changes in shareholders’ deficit reflects the restatement of these transactions. The consolidated financial statements are based on the historical consolidated financial statements of N4E after giving effect to the reverse merger. In conjunction with the acquisition of N4E, the company issued 1,039,985 shares of our series common stock pursuant to debt conversion agreements with the holders of the Company's Series AA Debentures and related warrants.

The Company focuses on providing services and technology aimed at increasing the performance in educational settings and operates through two (2) divisions, its Educational Management Organization (EMO) and its Technology and Services Group (TSG). The EMO intends to provide school management services, primarily within the charter school arena. The TSG division is focused on the development and deployment of software, systems and procedures to enhance the rate of learning in both primary and secondary education. It is based in Atlanta, Georgia. The Company is considered a development stage company in accordance with ASC 915, “Development Stage Entities”.

(b)

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, N4E, All significant intercompany transactions and balances have been eliminated.

(c)

Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $6,432,434 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 and 2011

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 and 2011

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

Note 3 - Due to Related Parties

On November 14, 2012 the Board of Directors of Sibling appointed Neal Sessions as CEO and CFO of the Company with a term of office that commenced December 1, 2012. During this period, he accrued total compensation of $10,000, which amount was due at December 31, 2012.

Gerald F. Sullivan, former Chairman of the Board, was contracted through as a consultant to provide advisory services on a nonexclusive basis. The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Gerald F. Sullivan to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted Common Stock in the aggregate of 1,700,000 shares for accrued compensation of $51,000. The company owed him a balance of $40,159 at December 31, 2012 and $13,220 at December 31, 2011 for cash advances made to the company for operating expenses.

The Company entered into an agreement on October 1, 2011 with Stephen C. Carlson, former CEO, to convert debt for services as CEO for the period April 1, 2011 to September 30, 2011. The company owed him a balance of $16,000 and $41,363 at December 31, 2012 and 2011, respectively, including the $5,000 note payable described below.

Notes Payable –Related Party

On January 21, 2011 Stephen C. Carlson loaned the Company $5,000 in the form of a Promissory Note with an annual interest rate of 3.0%. There was balance due of $5,000 due on this loan at December 31, 2012. There was $1,621 and $469 in accrued interest on this note at December 31, 2012 and 2011, respectively.

Note 4 - Short-Term Notes Payable

Short term notes payable consists of the following:

	December 31,
	2012	2011
Short Term Note	$48,500	$32,500
Outstanding Debenture	$30,000	$30,000
Total Short Term Notes	$78,500	$62,500

At December 31, 2012 and December 31, 2011 the Company had a note payable balance of $48,500 and $32,500 respectively. This represents short term notes with annual interest rates ranging from 10% to 12%. At December 31, 2012 and 2011 these notes had accrued interest in the amount of $10,692 and $5,027, respectively.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 and 2011

settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $22,173 and $17,626 as of December 31, 2012 and 2011, respectively, which is in default.

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

The Company had net operating loss carryforwards available to offset future taxable income approximating $5.8 million as of December 31, 2012, which expire beginning in 2025. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

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

Note 6 – Reverse Merger with NEWCO4EDUCATION, LLC

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 and 2011

Note 7 - Capital Stock

On December 30, 2010, the Board of Directors approved a new series of common stock to effect a debt settlement. As a result, the 100,000,000 authorized shares of common stock on that date, were divided into 10,000,000 shares of series common stock (“Series Common Stock”) and 90,000,000 shares of common stock (“Common Stock”).

Series Common Stock

Series Common Stock automatically converted into Common Stock upon a two-thirds vote by the holders of the Series Common Stock. The holders of Series Common Stock enjoyed certain anti-dilution rights whereby the holders of the Series Common Stock will always enjoy a 95% ownership of the Common Stock outstanding as if the holders of the Series Common Stock had converted their shares.

On December 30, 2010, the Company issued 8,839,869 shares of its Series Common Stock pursuant to a Securities Exchange Agreement by and among the Company, N4E, and the N4E Members. Six individual holders of the Series Common Stock entered into stock restriction agreements whereby these six individuals agreed to continue to render services to the Company for up to two years, through December 30, 2012. If an individual does not fulfill the two year term under the Stock Restriction Agreement, the Company had the right to purchase a pro-rata portion of the Series Common Stock held by that individual for $1.00. If the individual terminated his employment before December 30, 2011, then the Company had the right to repurchase, or cancel, 67% of the Series Common Stock holdings subject to the Stock Restriction Agreement. If the individual terminated his employment between December 30, 2011 and December 31, 2012, then the Company had the right to repurchase, or cancel, 33.34% of his Series Common Stock holdings. These individuals were founders of the Company and were paid separately for current services. Any changes as a result of these claw back provisions are considered to be capital and have no effect on the operations of the Company.

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

During the three month period ended March 31, 2012, the Company issued 350,000 shares and 80,010 shares of Series Common Stock to two consultants, respectively, and recorded compensation expense of approximately $1,828,000. The compensation expense was calculated by multiplying the 430,010 shares, in the aggregate, of the Series Common Stock, on an as converted basis, by the trading price of $0.03 as of March 30, 2012. The compensation expense is reported as general and administrative expense in the statement of operations for the year ended December 31, 2012.

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 and 2011

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

Conversion of Series Common Stock and 100:1 Reverse Split

In connection with actions taken at the Annual Shareholders Meeting on August 9, 2012, all Series Common Stock shares were converted into common stock at a ratio of 1.51 per share, when taking into effect a reverse split at a 100:1 ratio which was also approved at the meeting. All share amounts reflect the effect of the reverse split shares including those applicable to periods prior to the reverse stock split.

Common Stock

During the first quarter, 2011, the Company took steps to significantly reduce outstanding debts associated with the acquisition of N4E by issuance of the Company’s common stock as follows:

On January 14, 2011, the Company entered into an agreement with Mr. Richard Smyth, pursuant to which the Company issued 24,715 shares of common stock valued at $49,430, in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E.

On January 14, 2011, the Company entered into an agreement with Meshugeneh LLC, pursuant to which the Company issued 42,500 shares of common stock valued at $85,000 in payment of consulting services rendered to N4E in connection with the formation and development of the strategy and business plans of N4E.

On January 14, 2011, the Company entered into an agreement with Betsey V. Peterzell, pursuant to which the Company issued 10,750 shares of common stock valued at $51,500 in payment of legal services rendered to N4E.

On January 14, 2011, the Company entered into an agreement with Michael Baybak, pursuant to which the Company issued 20,000 shares of common stock valued at $40,000 for services rendered to the Company in connection with the acquisition of N4E.

On March 1, 2011, as amended June 1, 2011, the Company entered into an agreement with Viraxid Corporation, pursuant to which the Company issued 8,333 shares of common stock valued at $41,666 for accounting and bookkeeping services rendered to N4E.

On March 1, 2011, the Company entered into an agreement with Gerald F. Sullivan, Chairman, pursuant to which the Company issued 17,000 shares of common stock valued at $85,000 for services rendered to the Company in connection with the formation and development of strategy and business plans of N4E. These were issued on March 31, 2011.

On October 24, 2011, the Company entered into an agreement with Gerald F. Sullivan, Chairman, pursuant to which the Company issued 2,000 shares of common stock valued at $40,000, as an incentive bonus. These were issued on October 24, 2011.

On March 1, 2011, the Company entered into an agreement with Stephen C. Carlson, CEO, pursuant to which the Company issued 9,666 shares of common stock valued $48,334, for consulting services rendered to N4E in connection with the development of strategy and business plans of N4E and for services rendered to the Company as CEO during the first quarter of 2011. These were issued on March 31, 2011.

On October 1, 2011, the Company entered into an agreement with Stephen C. Carlson, CEO, pursuant to which the Company issued 5,967 shares of common stock valued $119,349 to convert debt for services as CEO for the period April 1, 2011 to September 30, 2011. These were issued on October 3, 2011.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 and 2011

On October 24, 2011, the Company entered into an agreement Stephen C. Carlson, CEO, pursuant to which the Company issued 2,000 shares of common stock valued at $40,000, as an incentive bonus. These were issued on October 24, 2011.

On March 1, 2011, the Company entered into an agreement with Oswald A. Gayle, CFO, pursuant to which the Company issued 4,722 shares of common stock valued at $23,614 for services rendered to the Company as CFO during the first quarter of 2011.

On October 1, 2011, the Company entered into an agreement with Oswald A. Gayle, CFO, pursuant to which the Company issued 6,611 shares of common stock valued at $132,235 to convert debt for services as CFO for the period April 1, 2011 to September 30, 2011.

On October 24, 2011, the Company entered into an agreement Oswald A. Gayle, CFO, pursuant to which the Company issued 2,000 shares of common stock valued at $40,000, as an incentive bonus. These were issued on October 24, 2011.

On October 24, 2011, the Company entered into an agreement with Dr. Amy Savage-Austin, a director, pursuant to which the Company issued 2,000 shares of common stock valued at $40,000 as an incentive bonus. These were issued on October 24, 2011.

On October 24, 2011, the Company entered into an agreement with Dr. Gerry L. Bedore, Jr., a key advisor, pursuant to which the Company issued 10,000 shares of common stock valued at $200,000 as an incentive bonus. These were issued on October 24, 2011.

On October 24, 2011, the Company entered into an agreement with Dr. Timothy G. Drake, a key advisor, pursuant to which the Company issued 10,000 shares of common stock valued at $200,000 as an incentive bonus. These were issued on October 24, 2011.

On November 18, 2011, the Company entered into an agreement with Robert Copenhaver, a director, pursuant to which the Company issued 10,000 shares of common stock valued at $130,000 as an incentive bonus. These were issued on November 18, 2011.

On November 18, 2011, the Company entered into an agreement with Michael Hanlon, a director, pursuant to which the Company issued 10,000 shares of common stock valued at $130,000 as an incentive bonus. These were issued on November 18, 2011.

On November 18, 2011, the Company entered into an agreement with William W. Hanby, a key advisor, pursuant to which the Company issued 10,000 shares of common stock valued at $130,000 as an incentive bonus. These were issued on November 18, 2011.

For the period January 1, 2011 through December 31, 2011, the Company sold 5,714 shares at a price of $0.0175 per share or $10,000 in the aggregate to one accredited investor.

During the year ended December 31, 2012, the Company issued the following shares of Common Stock:

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 and 2011

In June 2012, the Company issued 50,000 shares of restricted common stock valued at $30,000, or $0.60 per share, to five individuals in partial satisfaction of certain amounts owed to Meshugeneh LLC for consulting services. An additional 500,000 shares were issued in connection with this transaction in September 2012.

In August 2012, 14,947,216 shares of common stock were issued in connection with the conversion of the series common into common stock.

In September 2012, the Company rescinded the series common issued and converted into 120,055 shares of common stock to an individual in connection with compensation for services valued at $145,000.

In September 2012, the Company issued 257,000 shares of common stock valued at $513,370 or $2.00 per share to two individuals in satisfaction of accounts payable balances owed for services and expense advances made on behalf of the Company.

In October 2012, the Company issued 500,000 shares of common stock valued at $25,000 or $0.05 per share to Steeltown Consultants, LLC, for consulting services.

In October 2012, the Company issued 500,000 shares of common stock valued at $625,000 or $1.25 per share to Ahmad Arfaania, for consulting services.

In December 2012, the Company issued 800,000 shares of common stock valued at $512,000 or $0.64 per share to various Board of Directors members for services. In addition the Company issued 750,000 shares of common stock valued at $480,000 or $0.64 per share to various members of the Board of Directors for services to be rendered in 2013. The value of these shares will be expensed ratably in 2013.

In December 2012, the Company issued 200,000 shares of common stock to its Chief Executive Officer valued at $128,000 or $0.64 per share for past and future services.

In December 2012, the Company issued 80,000shares of common stock to two consultants valued at $51,200 or $0.64 per share for consulting services.

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

Note 8 - Legal Proceedings

The Company is not involved in any legal proceeding as of the date of these financial statements. The Company may become involved in litigation in the future in the normal course of business.

Note 9 –Subsequent Events

ASC Topic 855-10, Subsequent Events, requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. The Company has evaluated all subsequent events through the date these consolidated financial statements were issued.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Securities Exchange Agreement by and among Sibling Entertainment Group Holdings, Inc., Newco4Education I, LLC and the members of Newco4Education I, LLC dated as of December 30, 2010[4]
3(i)	Articles of Incorporation of the Company[1]
3(i)(b)	Amended Articles of Incorporation of the Company[1]
3(i)(c)	Amended Articles of Incorporation of the Company filed with the State of Texas on November 27, 2002[2]
3(i)(d)	Certificate of Designation[4]
3(i)(e)	Amended and Restated Certificate of Formation as filed with the Texas Secretary of State on August 15, 2012 and effective as of August 21, 2012[7]
3(iii)	Bylaws of the Company[1]
10.1	Loan Assignment Agreement by and among Sibling Entertainment Group Holdings, Inc., Sibling Theatricals, Inc., and Debt Resolution, LLC dated as of December 29, 2010[4]
10.2	Form of Conversion Agreement, by and between Sibling Entertainment Group Holdings, Inc. and each holder of 13% Series AA Debentures[4]
10.3	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Mitchell Maxwell dated as of December 30, 2010[4]
10.4	Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Ray Meyers dated as of December 30, 2010[4]
10.5	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerry L. Bedore Jr. dated as of December 30, 2010[4]
10.6	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Timothy G. Drake dated as of December 30, 2010[4]
10.7	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of December 30, 2010[4]
10.8	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Amy Savage-Austin dated as of December 30, 2010[4]
10.9	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of December 30, 2010[4]
10.10	Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and A. Dixon McLeod dated as of December 30, 2010[4]
10.11	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerald F. Sullivan dated as of March 1, 2011[5]
10.12	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of March 1, 2011[5]
10.13	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald A. Gayle dated as of March 1, 2011[5]
10.14	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald A. Gayle dated as of October 1, 2011[5]
10.15	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of October 1, 2011[5]
10.16	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerald Sullivan dated as of October 24, 2011[5]
10.17	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Steve Carlson dated as of October 24, 2011[5]
10.18	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of October 24, 2011[5]
10.19	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Amy Austin dated as of October 24, 2011[5]
10.20	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerry Bedore dated as of October 24, 2011[5]
10.21	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Tim Drake dated as of October 24, 2011[5]

Exhibit No.	Description
10.22	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Rob Copenhaver dated as of November 18, 2011[5]
10.23	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Michael Hanlon dated as of November 18, 2011[5]
10.24	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and William Hanby dated as of November 18, 2011[5]
10.25	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of January 31, 2012[5]
10.26	Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Steve Carlson dated as of January 31, 2012[5]
10.27	Modification to Master Agreement by and between Sibling Entertainment Group Holdings, Inc. and The Partnership of Atlanta, Inc. dated May 9, 2012[6]
10.28	Restricted Stock Purchase and Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Blackstone Partners, LLC dated as of March 30, 2012[6]
10.29	Restricted Stock Purchase and Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Atlanta Capital Partners, LLC dated as of March 30, 2012[6]
10.30	2012 Sibling Group Holdings, Inc. Stock Incentive Plan[7]
10.31	Series Common Stock Cancellation Memorandum between Sibling Group Holdings, Inc. and Atlantic Capital dated May 22, 2012[8]
10.32	Form of Restricted Stock Purchase and Restriction Agreement[8]
10.33	Restricted Stock Purchase and Restriction Agreement between Sibling Entertainment Group Holdings, Inc. and Meshugeneh, LLC dated June 30, 2012[8]
10.34	Debt Conversion agreement dated September 30, 2012, between the Company and Richard Smyth[9]
10.35	Debt Conversion agreement dated September 30, 2012, between the Company and Meshugeneh, LLC[9]
10.36	Consulting Agreement dated October 3, 2012, between the Company and Steeltown Consulting Group, LLC[9]
10.37	Consulting Agreement dated October 30, 2012, between the Company and Ahmad Arfaania[9]
14	Code of Ethics dated March 1, 2004[3]
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

———————

[1]	Incorporated by reference from the Form 10SB/A filed with the Commission on April 18, 2000
[2]	Incorporated by reference from the Form 10K filed with the Commission on April 3, 2003
[3]	Incorporated by reference from the Form 10K filed with the Commission on March 30, 2004
[4]	Incorporated by reference form the Form 8K filed with the Commission on January 6, 2011
[5]	Incorporated by reference from the Form 10K filed with the Commission on April 30, 2012
[6]	Incorporated by reference from the Form 10Q filed with the Commission on May 21, 2012
[7]	Incorporated by reference form the Form 8K filed with the Commission on August 23, 2012
[8]	Incorporated by reference from the Form 10Q filed with the Commission on October 5, 2012
[9]	Incorporated by reference from the Form 10Q filed with the Commission on December 11, 2012
*	Filed herewith
**	Furnished herewith
***	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report shall be deemed furnished and not filed.