Form 10-Q
period 2013-03-31
Sibling Group Holdings, Inc.
filed 2013-05-15
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  0-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-027334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

There are 18,701,070 shares of common stock issued and outstanding as of May 9, 2013.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2011 (unaudited), and the period from June 10, 2010 (inception) to March 31, 2013 (unaudited)	2
	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited), and the period from June 10, 2010 (inception) to September 30,2012 (unaudited)	3
	Condensed Consolidated Statements of Stockholder’s Equity (Deficit) for the period June 10, 2010 (inception) to March 31, 2013 (unaudited)	4
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 4.	CONTROLS AND PROCEDURES	15

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGSS	16
ITEM 1A.	RISK FACTORS	16
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 6.	EXHIBITS	16
	SIGNATURES	17

i

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

•

the volatility of the stock market; and

•

general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

ii

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets
Cash	$1,654	$-
Total current assets	1,654	-

Total assets	$1,654	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Cash overdraft	$-	$1,197
Accounts payable	551,683	498,641
Accrued liabilities	44,577	43,965
Amounts due to related parties	69,159	50,159
Short-term notes payable	67,500	78,500
Total current liabilities	732,919	672,462

Stockholders' deficit
Preferred stock, no par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Convertible series common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 18,701,070 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,871	1,871
Additional paid-in capital	5,878,101	5,758,101
Deficit accumulated during the development stage	(6,611,237)	(6,432,434)
Total stockholders' deficit	(731,265)	(672,462)

Total liabilities and stockholders' deficit	$1,654	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Cumulative from June 10, 2010 (Inception) to March 31,
	2013	2012	2013
Operating expenses
General and administrative	$50	$1,971,897	$5,903,602
Professional fees	179,338	35,354	524,029
Total operating expenses	179,388	2,007,251	6,427,631

Loss from operations	(179,388)	(2,007,251)	(6,427,631)

Other income (expense)
Other income	1,197	-	1,197
Interest expense	(612)	(2,258)	(28,941)
Loss on extinguishment of debt	-	-	(108,050)
Total other income (expense)	585	(2,258)	(135,794)

Net loss	$(178,803)	$(2,009,509)	$(6,563,425)

Net loss per share	$(0.01)	$(27.66)

Weighted average shares outstanding, basic and diluted	18,701,070	72,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Cumulative from June 10, 2010 (Inception) to March 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(178,803)	(2,009,509)	(6,563,425)
Adjustments to reconcile net less to net cash provided by (used in) operating activities
Common stock issued for consulting fees	-	1,858,007	3,146,192
Common stock issued for directors fees	120,000	-	1,102,000
Common stock issued for services	-	-	598,000
Loss on extinguishment of debt	-	-	108,050
Changes in operating assets and liabilities
Accounts payable	42,042	173,801	529,265
Accrued liabilities	612	2,258	156,542
Liabilities settled in stock	-	-	(5,965)
Derivative liability	-	-	314,704
Prepaid expenses	-	-	548,691
Due to related parties	19,000	-	19,000
Net cash provided by (used in) operating activities	2,851	24,557	(46,946)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Repayment of cash overdraft	(1,197)	-	-
Common stock issued for cash	-	-	10,000
Proceeds from short-term notes payable	-	-	13,500
Proceeds from notes payable	-	-	30,000
Repayments of related party notes payable	-	(24,620)	(5,000)
Capital contribution	-	-	100
Net cash provided by financing activities	(1,197)	(24,620)	48,600

Net change in cash	$1,654	$(63)	$1,654
Cash, beginning of period	-	63	-
Cash, end of period	$1,654	$-	$1,654

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash operating and financing activities
Reclassification of short term note payable to accounts payable	$11,000	$-	$11,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit

For the Periods Ended June 10, 2010 (Inception) to March 31, 2013

(Unaudited)

	Convertible Series Common		Common		Additional Paid-In Capital $ 100	Deficit Accumulated During the Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at June 10, 2010 (Date of Inception)	—	$—	$—	$—	$100	$—	—	$100

Reverse merger recapitalization	9,879,854	988	466,358	47	4,517	(47,812)	—	(42,260)

Net loss	—	—	—	—	—	(334,430)	—	(334,430)
Balance at December 31, 2010	9,879,854	988	466,358	47	4,617	(382,242)	—	(376,590)

Common shares issued for cash at $2.00 per share	—	—	5,714	1	9,999	—	—	10,000
Common shares issued for fees accrued during merger	—	—	20,000	2	39,998	—	—	40,000
Common shares issued for prepaid expenses at $9.00 per share	—	—	25,000	3	224,997	—	—	225,000
Common shares issued for liabilities to be settled in stock at $2.00 per share, and $5.00 per share	—	—	83,465	8	190,922	—	—	190,930
Common shares issued for settlement of accrued expenses at $5.00 per share (loss on extinguishment of $16,666)	—	—	8,333	1	41,665	—	—	41,666
Common shares issued to settle amounts due to related parties at $5.00 per share, and $20.00 per share (loss on extinguishment of $62,779)	—	—	47,969	5	488,527	—	—	488,532
Common shares issued for consulting fees at $20.00 per share	—	—	20,000	2	399,998	—	—	400,000
Common shares issued for settlement of accounts payable at $13.00 per share	—	—	3,600	—	72,000	—	—	72,000
Common shares issued for Director's fees at $13.00 per share	—	—	34,000	3	469,997	—	—	470,000
Common shares issued for services at $20.00 per share	—	—	1,500		30,000	—	—	30,000

Net loss	—	—	—	—	—	(2,363,353)	—	(2,363,353)
Balance at December 31, 2011	9,879,854	$988	715,939	$72	$1,972,720	$(2,745,595)	—	$(771,815)

(continued)

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit (Continued)

For the Periods Ended June 10, 2010 (Inception) to March 31, 2013

(Unaudited)

	Convertible Series Common		Common		Additional Paid-In Capital $100	Deficit Accumulated During the Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	9,879,854	$988	715,939	$72	$1,972,720	$(2,745,595)	—	$(771,815)

Common stock issued for settlement of notes payable to related party at $4.00 per share	—	—	5,576	1	22,304	—	—	22,305
Common stock issued for liabilities to be settled in stock at $4.00 per share	—	—	5,328	—	21,307	—	—	21,307
Common stock issued for consulting fees at $3.00 per share	—	—	10,000	1	29,999	—	—	30,000
Series common stock reacquired at $4.13 per share	(430,000)	—	—	—	1,828,007	—	(1,828,007)	—
Series common stock issued in consideration of compensation at $4.13 per share	430,000	—	—	—	—	—	1,828,007	1,828,007
Series common stock reacquired at $0.012 per share	(80,010)	—	—	—	145,000	—	(145,000)	—
Series common stock issued in consideration of compensation at $1.81 per share	80,010	1	—	—	(1)	—	145,000	145,000
Common stock issued for settlement of accounts payable at $0.60 per share	—	—	50,000	5	29,995	—	—	30,000
Fractional shares and rounding	—	—	66	—	3	(1)	—	2
Conversion of series common to common	(9,879,854)	(989)	14,947,216	1,495	(506)	—	—	—
Cancellation of series common issued for compensation	—	—	(120,055)	(12)	(144,988)	—	—	(145,000)
Common stock issued for settlement of accounts payable at $2.00 per share	—	—	257,000	26	513,344	—	—	513,370
Common stock issued for consulting fees at $0.05 per share	—	—	500,000	50	24,950	—	—	25,000
Common stock issued for consulting fees at $1.25 per share	—	—	500,000	50	624,950	—	—	625,000
Common stock issued for consulting fees at $0.64 per share	—	—	280,000	28	179,172	—	—	179,200
Common stock issued for Director’s fees at $0.64 per share	—	—	1,550,000	155	511,845	—	—	512,000

Net loss	—	—	—	—	—	(3,686,838)	—	(3,686,838)
Balance at December 31, 2012	—	$—	18,701,070	$1,871	$5,758,101	$(6,432,434)	$—	$(672,462)
Common stock issued for Director’s fees					120,000			120,000
Net loss	—	—	—	—	—	(178,803)	—	(178,803)
Balance at March 31, 2013	—	$—	18,701,070	$1,871	$5,878,101	(6,611,237)	—	(731,265)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

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

The Company focuses on acquiring or developing educational operations and technology aimed at increasing student’s performance in educational settings. SIBE operates through two (2) divisions, its Educational Management Organization (EMO) and its Technology and Services Group (TSG). The EMO intends to provide school management services, primarily within the charter school arena. The TSG division is focused on the development and deployment of software, systems and procedures to enhance the rate of learning in both primary and secondary education. It is based in Atlanta, Georgia. The Company is considered a development stage company in accordance with ASC 915, “Development Stage Entities”.

(b) Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, N4E, All significant intercompany transactions and balances have been eliminated.

(c) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $6,563,425 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

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

MARCH 31, 2013 and 2012

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

(b) Income Taxes

The Company utilizes Financial Accounting Standards Board Codification (“ASC”), ASC 740, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income.

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

MARCH 31, 2013 and 2012

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

Note 3 - Due to Related Parties

On November 14, 2012 the Board of Directors of Sibling appointed Neal Sessions as CFO of the Company with a term of office that commenced December 1, 2012. Mr. Sessions was appointed as Chairman and CEO on December 28, 2012. There was $30,000 of compensation accrued for Mr. Sessions during the three months ended March 31, 2013 with $29,000 payable at March 31, 2013.

Gerald F. Sullivan, former Chairman of the Board, was contracted through as a consultant to provide advisory services on a nonexclusive basis. The Company entered into an agreement on March 1, 2011 as amended June 1, 2011 with Gerald F. Sullivan to convert debt for consulting services originally incurred with the formation and development of strategy and business plans in exchange for the Company’s restricted Common Stock in the aggregate of 1,700,000 shares for accrued compensation of $51,000. The company owed him a balance of $40,159 at March 31, 2013 for consulting services and cash advances made to the company for operating expenses.

Note 4 - Short-Term Notes Payable

Short term notes payable consists of the following:

	March 31, 2013	December 31, 2012
Short Term Note	$37,500	$48,500
Outstanding Debenture	$30,000	$30,000
Total Short Term Notes	$67,500	$78,500

At March 31, 2013 and December 31, 2012 the Company had a note payable balance of $37,500 and $48,500 respectively. This represents short term notes with annual interest rates ranging from 10% to 12%. At March 31, 2013 and December 31, 2012 these notes had accrued interest in the amount of $11,304 and $10,692, respectively.

On January 21, 2011 Stephen C. Carlson, former CEO, loaned the Company $5,000 in the form of a Promissory Note with an annual interest rate of 3.0%. There was balance due of $5,000 due on this loan at March 31, 2013. There was $1,621 in accrued interest on this note at March 31, 2013. As of March 31, 2013, Mr. Carlson is also owed a balance of 11,000 from advances made to the company for other advances made on behalf of the Company for general operating expenses.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE. Following this transaction, the Company now has a debenture balance of $30,000, which is in default, and accrued interest of $22,173 as of March 31, 2013 and December 31, 2012.

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

MARCH 31, 2013 and 2012

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

MARCH 31, 2013 and 2012

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

MARCH 31, 2013 and 2012

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

MARCH 31, 2013 and 2012

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

Note 7 - Legal Proceedings

The Company is not involved in any legal proceeding as of the date of these financial statements. The Company may become involved in litigation in the future in the normal course of business.

Note 8 – Subsequent Events

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 31, 2012. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited consolidated financial statements. There have been no changes to our critical accounting policies during the fiscal quarter ended March 31, 2013.

Results of Operations

For the three months ended March 31, 2013, our operations included satisfying continuous public disclosure requirements and the continued focus on plans for the development of software, systems, and procedures to enhance the rate of learning in both primary and secondary education. We took steps to create specifications for our initial internet-based offerings, to seek qualified vendors to supply software and systems, and we have begun the process of developing a marketing plan for its deployment. We have engaged a digital advertising and marketing agency to support our needs in an outsourcing arrangement, and have rolled out new product identifications. We continue to seek qualified executives in support of our plans for growth, and we expect to expand both the management team and our Board of Directors during the near term. We experienced some delays as a result of staffing changes, and now expect our initial offerings to be available late in mid 2013. We have significantly expanded our sights, and the number of acquisition targets, and expect a high level of activity in the second half of 2013.

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

For the three month periods ended March 31, 2012, we recorded a net loss of $178,803 and from the period from inception to March 31, 2013 we recorded an aggregate net loss of $6,563,425 primarily attributable to general and administrative expenses. A large portion of the cumulative general and administrative expenses as of March 31, 2013 were related to consultants engaged in certain activities, including but not limited to, consultation with respect to management, marketing, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, evaluation of acquisition and business opportunities and review and advice regarding our overall progress, needs and condition.

Liquidity and Capital Resources

We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity. For the periods ending March 31, 2013 and December 31, 2012, the Company had total assets of $1,654 and -0-; current liabilities of 732,919 and $672,462 and stockholders’ deficits of $731,265 and $672,462, respectively.

We have had no capital expenditures for the period from June 10, 2010 (inception) to March 31, 2013, and have no plans for the purchase of any plant or equipment in the foreseeable future.

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

As of March 31, 2013, our corporate offices are located at 1355 Peachtree Street, Suite 1150, Atlanta, GA 30309.

We currently have one full time employee and there are no immediate plans to add employees. The individuals working for the benefit of the Company are generally part time, and have been compensated primarily through the issuance of stock, or accrued expenses underlying consulting agreements.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is not involved in any legal proceeding as of the date of these financial statements. The Company may become involved in litigation in the future in the normal course of business.

ITEM 1A.

RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part 1, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the first quarter of 2013.

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
Neal B. Sessions,
Chief Executive and Financial Officer, and Director
(Principal Executive, Financial Accounting Officer)

Dated: May 15, 2013

INDEX TO EXHIBITS

Exhibit No.	Description
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