Form 10-Q
period 2013-06-30
Sibling Group Holdings, Inc.
filed 2014-03-27
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  0-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0270334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

There are 39,114,792 shares of common stock issued and outstanding as of March 25, 2014.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012 (unaudited), and the period from June 10, 2010 (inception) to June 30, 2013 (unaudited)	2
	Condensed Consolidated Statements of Stockholder’s Equity (Deficit) for the period June 10, 2010 (inception) to June 30, 2013 (unaudited)	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited), and the period from June 10, 2010 (inception) to September 30,2012 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 4.	CONTROLS AND PROCEDURES	16

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGSS	17
ITEM 1A.	RISK FACTORS	17
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 6.	EXHIBITS	17
	SIGNATURES	18

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets
Cash	$4,642	$-
Total current assets	4,642	-

Intangible assets	58,000	-

Total assets	$62,642	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Cash overdraft	$-	$1,197
Accounts payable	583,645	498,641
Accrued liabilities	42,458	43,965
Amounts due to related parties	59,275	50,159
Short-term notes payable	67,500	78,500
Total current liabilities	752,878	672,462

Stockholders' deficit
Preferred stock, no par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Convertible series common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 19,353,266 and 18,701,070 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,937	1,871
Additional paid-in capital	6,131,911	5,758,101
Deficit accumulated during the development stage	(6,824,084)	(6,432,434)
Total stockholders' deficit	(690,236)	(672,462)

Total liabilities and stockholders' deficit	$62,642	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative from June 10, 2010 (Inception) to June 30,
	2013	2012	2013	2012	2013
Operating expenses
General and administrative	$133	$310,000	$183	$2,305,000	$5,903,735
Professional fees	335,733	15,000	395,071	27,000	739,762
Total operating expenses	335,866	325,000	395,254	2,332,000	6,643,497

Loss from operations	(335,866)	(325,000)	(395,254)	(2,332,000)	(6,643,497)

Other income (expense)
Other income	-	-	1,197	-	1,197
Interest income (expense)	3,019	(1,000)	2,407	(3,000)	(25,922)
Loss on extinguishment of debt	-		-	-	(108,050)
Total other income (expense)	3,019	(1,000)	3,604	(3,000)	(132,775)

Net loss	$(332,847)	$(326,000)	$(391,650)	$(2,335,000)	$(6,776,272)

Net loss per share	$(0.02)	$(0.44)	$(0.02)	$(3.18)

Weighted average shares outstanding, basic and diluted	19,033,528	736,840	18,868,217	733,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit

For the Periods Ended June 10, 2010 (Inception) to June 30, 2013

(Unaudited)

	Convertible Series Common		Common		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at June 10, 2010 (Date of Inception)	-	$-	-	$-	$100	$-	$-	$100
Reverse merger recapitalization	9,879,854	988	466,358	47	4,517	(47,812)	-	(42,260)
Net loss	-	-	-	-	-	(334,430)	-	(334,430)
Balance at December 31, 2010	9,879,854	988	466,358	47	4,617	(382,242)	-	(376,590)

Common shares issued for cash at $2.00 per share	-	-	5,714	1	9,999	-	-	10,000
Common shares issued for fees accrued during merger	-	-	20,000	2	39,998	-	-	40,000
Common shares issued for prepaid expenses at $9.00 per share	-	-	25,000	3	224,997	-	-	225,000
Common shares issued for liabilities to be settled in stock at $2.00 per share, and $5.00 per share	-	-	83,465	8	190,922	-	-	190,930
Common shares issued for settlement of accrued expenses at $5.00 per share (loss on extinguishment of $16,666)	-	-	8,333	1	41,665	-	-	41,666
Common shares issued to settle amounts due to related parties at $5.00 per share, and $20.00 per share (loss on extinguishment of $62,779)	-	-	47,969	5	488,527	-	-	488,532
Common shares issued for consulting fees at $20.00 per share	-	-	20,000	2	399,998	-	-	400,000
Common shares issued for settlement of accounts payable at $13.00 per share	-	-	3,600	-	72,000	-	-	72,000
Common shares issued for Director's fees at $13.00 per share	-	-	34,000	3	469,997	-	-	470,000
Common shares issued for services at $20.00 per share	-	-	1,500		30,000	-	-	30,000
Net loss	-	-	-	-	-	(2,363,353)	-	(2,363,353)
Balance at December 31, 2011	9,879,854	988	715,939	72	1,972,720	(2,745,595)	-	(771,815)

(continued)

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit (Continued)

For the Periods Ended June 10, 2010 (Inception) to June 30, 2013

(Unaudited)

	Convertible Series Common		Common		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	9,879,854	988	715,939	72	1,972,720	(2,745,595)	-	(771,815)

Common stock issued for settlement of notes payable to related party at $4.00 per share	-	-	5,576	1	22,304	-	-	22,305
Common stock issued for liabilities to be settled in stock at $4.00 per share	-	-	5,328	-	21,307	-	-	21,307
Common stock issued for consulting fees at $3.00 per share	-	-	10,000	1	29,999	-	-	30,000
Series common stock reacquired at $4.13 per share	(430,000)	-	-	-	1,828,007	-	(1,828,007)
Series common stock issued in consideration of compensation at $4.13 per share	430,000	-	-	-	-	-	1,828,007	1,828,007
Series common stock reacquired at $0.012 per share	(80,010)	-	-	-	145,000	-	(145,000)
Series common stock issued in consideration of compensation at $1.81 per share	80,010	1	-	-	(1)	-	145,000	145,000
Common stock issued for settlement of accounts payable at $0.60 per share	-	-	50,000	5	29,995	-	-	30,000
Fractional shares and rounding	-	-	66	-	3	(1)	-	2
Conversion of series common to common	(9,879,854)	(989)	14,947,216	1,495	(506)	-	-	-
Cancellation of series common issued for compensation	-	-	(120,055)	(12)	(144,988)	-	-	(145,000)
Common stock issued for settlement of accounts payable at $2.00 per share	-	-	257,000	26	513,344	-	-	513,370
Common stock issued for consulting fees at $0.05 per share	-	-	500,000	50	24,950	-	-	25,000
Common stock issued for consulting fees at $1.25 per share	-	-	500,000	50	624,950	-	-	625,000
Common stock issued for consulting fees at $0.64 per share	-	-	280,000	28	179,172	-	-	179,200
Common stock issued for Director’s fees at $0.64 per share	-	-	1,550,000	155	511,845	-	-	512,000
Net loss	-	-	-	-	-	(3,686,838)	-	(3,686,838)
Balance at December 31, 2012	-	-	18,701,070	1,871	5,758,101	(6,432,434)	-	(672,462)

(continued)

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit (Continued)

For the Periods Ended June 10, 2010 (Inception) to June 30, 2013

(Unaudited)

	Convertible Series Common		Common		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	-	-	18,701,070	1,871	5,758,101	(6,432,434)	-	(672,462)

Common stock issued for Director’s fees	-	-			240,000	-	-	240,000
Common stock issued for services at $0.23 per share	-	-	27,754	3	6,497	-	-	6,500
Common stock issued for services at $0.20 per share	-	-	50,497	5	9,995	-	-	10,000
Common stock issued for settlement of account payable at $0.23 per share	-	-	257,040	26	59,350	-	-	59,376
Common stock issued for purchase of intangible asset at $0.18 per share	-	-	316,905	32	57,968	-	-	58,000
Net loss, six months ended June 30, 2013	-	-	-	-	-	(391,650)	-	(391,650)
Balance at June 30, 2013	-	$-	19,353,266	$1,937	$6,131,911	$(6,824,084)	$-	$(690,236)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Cumulative from June 10, 2010 (Inception) to March 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(391,650)	(2,335,000)	(6,776,272)
Adjustments to reconcile net less to net cash provided by (used in) operating activities
Common stock issued for consulting fees	-	1,888,000	3,146,192
Common stock issued for directors fees	240,000	-	1,222,000
Common stock issued for services	16,500	145,000	614,500
Loss on extinguishment of debt	-	-	108,050
Changes in operating assets and liabilities
Accounts payable	133,380	335,000	620,603
Accrued liabilities	(1,507)	4,000	154,423
Liabilities settled in stock	-	-	(5,965)
Derivative liability	-	-	314,704
Prepaid expenses	-	-	548,691
Due to related parties	9,116	(37,000)	9,116
Net cash provided by (used in) operating activities	5,839	-	(43,958)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Repayment of cash overdraft	(1,197)	-	-
Common stock issued for cash	-	-	10,000
Proceeds from short-term notes payable	-	25,000	13,500
Proceeds from notes payable	-	-	30,000
Repayments of related party notes payable	-	(25,000)	(5,000)
Capital contribution	-	-	100
Net cash provided by financing activities	(1,197)	-	48,600

Net change in cash	$4,642	$-	$4,642
Cash, beginning of period	-	-	-
Cash, end of period	$4,642	$-	$4,642

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash operating and financing activities
Reclassification of short term note payable to accounts payable	$11,000	$-	$11,000
Common stock issued for settlement of account payable	$59,376	$-	$59,376
Common stock issued for purchase of intangible asset	$58,000	$-	$58,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

Note 1 - Nature of Operations and Basis of Presentation

(a) Organization

Sibling Group Holdings, Inc., referenced as “SIBE,” “Company,” “we,” “our,” and “us,” was incorporated under the laws of the State of Texas on December 28, 1988, as “Houston Produce Corporation”.  On June 24, 1997, the Company changed its name to “Net Masters Consultants, Inc.”   On November 27, 2002, the Company changed its name to “Sona Development Corporation” in an effort to restructure the business image to attract prospective business opportunities.  Our name changed on May 14, 2007 to “Sibling Entertainment Group Holdings, Inc.,” and on August 15, 2012 the Company name was changed to “Sibling Group Holdings, Inc.”  Prior to December 30, 2010, our business plan called for focusing on large group sales of tickets to New York based entertainment shows.

On December 30, 2010, SIBE entered into a Securities Exchange Agreement with NEWCO4EDUCATION, LLC (“N4E”), an entity formed on June 10, 2010, and N$E’s members.  Pursuant to the Securities Exchange Agreement, SIBE has acquired N4E in exchange for 8,839,869 shares of SIBE’s newly authorized convertible series common stock. For accounting purposes, the acquisition was treated as an acquisition of SIBE by N4E and as a recapitalization of N4E’s equity.  N4E is the surviving and continuing entity and the historical financials following the reverse merger transaction are those of N4E. As part of the recapitalization of N4E, the equity transactions since its inception have been retroactively restated to include the equivalent shares of the Company’s common stock received in the merger.  Accordingly, the statement of changes in shareholders’ deficit reflects a restatement of those transactions.  The consolidated financial statements are based on the historical consolidated financial statements of N4E after giving effect to the reverse merger. In conjunction with the acquisition of N4E, the company issued 1,039,985 shares of our series common stock pursuant to debt conversion agreements with the holders of the Company's Series AA Debentures and related warrants.

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

(c) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $6,824,084 since inception, and further significant losses are expected to be incurred during the Company’s development stage.  The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, as well as advances from related parties to finance ongoing operating losses.

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

JUNE 30, 2013 and 2012

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

(d) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance ASC 718, “Compensation – Stock Compensation”.  Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and/or market price of conversion shares, and is recognized as expense over the requisite service period.  The BSM model requires judgmental assumptions including volatility and expected option life.  If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.  In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  The Company estimates the forfeiture rate based on historical experience. Further, if the extent of the Company’s actual forfeiture rate is different from the estimate, then the stock-based compensation expense is adjusted accordingly.

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

(e) Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  This guidance requires companies that have multiple classes of equity securities to use the “two-class” of “if converted method” in computing earnings per share.  We compute loss per share using the two-class method which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period.  In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.  The Company has excluded all common equivalent shares outstanding for warrants to purchase common stock from the calculation of diluted net loss per share because all such securities are anti-dilutive for the periods presented.

(f) Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

Note 3 - Acquisition Activity

We completed the acquisition of two internet properties, ClassChatter.com and ClassChatterLive.com. Both had been developed by an individual with a background in STEM and Blended Learning educational technology. The sites are being revised as to their appearance to be more intuitive as to their purpose and will roll out in mid 2013. They are expected to become the base modules for a full, end-to-end solution for e-learning through the addition of applications that use the classroom membership such as grade books, behavior monitoring, class interaction and course interaction. The total consideration given was the issuance of 319,000 shares of restricted common stock. The author has been retained as a consultant and is expected to continue the development on a part time basis. We have expanded our pool of acquisition targets and expect increased activity in the second half of 2013.

Note 4 - Due to Related Parties

On November 14, 2012 the Board of Directors of Sibling appointed Neal Sessions as CEO and CFO of the Company with a term of office that commenced December 1, 2012. There was $60,000 of compensation accrued for Mr. Sessions during the six months ended June 30, 2013 with $59,275 payable at June 30, 2013.

Note 5 - Short-Term Notes Payable

Short term notes payable consists of the following:

	June 30, 2013	December 31, 2012
Short Term Note	$37,500	$48,500
Outstanding Debenture	30,000	30,000
Total Short Term Notes	$67,500	$78,500

At June 30, 2013 and December 31, 2012 the Company had a notes payable balance of $67,500 and $78,500 respectively for short term notes with annual interest rates ranging from 10% to 12%.  At June 30, 2013 and December 31, 2012 these notes had accrued interest in the amount of $12,833 and $10,692, respectively.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date.  Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date.  The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE.  Following this transaction, the Company now has a debenture balance of $30,000, in default, with accrued interest of $18,525 as of June 30, 2013 and December 31, 2012.

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

JUNE 30, 2013 and 2012

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

Note 7 - Capital Stock

On December 30, 2010, the Board of Directors approved a new series of common stock to effect a debt settlement.  As a result, the 100,000,000 authorized shares of common stock on that date were divided into 10,000,000 shares of series common stock (“Series Common Stock”) and 90,000,000 shares of common stock (“Common Stock”).

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

On December 30, 2010, the Company issued 8,839,869 shares of its Series Common Stock pursuant to a Securities Exchange Agreement by and among the Company, N4E, and the N4E Members.  Six individual holders of the Series Common Stock entered into stock restriction agreements whereby these six individuals agreed to continue to render services to the Company for up to two years, through December 30, 2012.  If an individual did not fulfill the two year term under the Stock Restriction Agreement, the Company had the right to purchase a pro-rata portion of the Series Common Stock held by that individual for $1.00.  If the individual terminated his employment before December 30, 2011, then the Company had the right to repurchase, or cancel, 67% of the Series Common Stock holdings subject to the Stock Restriction Agreement.  If the individual terminated his employment between December 30, 2011 and December 31, 2012, then the Company had the right to repurchase, or cancel, 33.34% of his Series Common Stock holdings.  These individuals were founders of the Company and were paid separately for current services.  Any changes as a result of these claw back provisions are considered to be capital and have no effect on the operations of the Company.

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

During the three month period ended March 31, 2012, the Company issued 350,000 shares and 80,010 shares of Series Common Stock to two consultants, respectively, and recorded compensation expense of approximately $1,828,000. The compensation expense was calculated by multiplying the aggregate 430,010 Series Common Stock shares, on an as converted basis, by the March 30, 2012 trading price of $0.03 per share.  The compensation expense is reported as general and administrative expense in the statement of operations for the year ended December 31, 2012.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

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

On March 1, 2011, the Company entered into an agreement with Gerald F. Sullivan, former Chairman, pursuant to which the Company issued 17,000 shares of common stock valued at $85,000 for services rendered to the Company in connection with the formation and development of strategy and business plans of N4E.  These were issued on March 31, 2011.

On October 24, 2011, the Company entered into an agreement with Gerald F. Sullivan, former Chairman, pursuant to which the Company issued 2,000 shares of common stock valued at $40,000, as an incentive bonus.  These were issued on October 24, 2011.

On March 1, 2011, the Company entered into an agreement with Stephen C. Carlson, former CEO, pursuant to which the Company issued 9,666 shares of common stock valued $48,334, for consulting services rendered to N4E in connection with the development of strategy and business plans of N4E and for services rendered to the Company as CEO during the first quarter of 2011.  These were issued on March 31, 2011.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

On October 1, 2011, the Company entered into an agreement with Stephen C. Carlson, former CEO, pursuant to which the Company issued 5,967 shares of common stock valued $119,349 to convert debt for services as CEO for the period April 1, 2011 to September 30, 2011.  These were issued on October 3, 2011.

On October 24, 2011, the Company entered into an agreement Stephen C. Carlson, former CEO, pursuant to which the Company issued 2,000 shares of common stock valued at $40,000, as an incentive bonus.  These were issued on October 24, 2011.

On March 1, 2011, the Company entered into an agreement with Oswald A. Gayle, former CFO, pursuant to which the Company issued 4,722 shares of common stock valued at $23,614 for services rendered to the Company as CFO during the first quarter of 2011.

On October 1, 2011, the Company entered into an agreement with Oswald A. Gayle, former CFO, pursuant to which the Company issued 6,611 shares of common stock valued at $132,235 to convert debt for services as CFO for the period April 1, 2011 to September 30, 2011.

On October 24, 2011, the Company entered into an agreement Oswald A. Gayle, former CFO, pursuant to which the Company issued 2,000 shares of common stock valued at $40,000, as an incentive bonus.  These were issued on October 24, 2011.

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

JUNE 30, 2013 and 2012

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

Through 2013 year-to- date, the Company issued the following shares of Common Stock:

On April 25, 2013, the Company issued 257,040 shares of common stock valued at $59,376 or $0.23 per share for the settlement of accounts payable.

On May 1, 2013, the Company issued 27,754 shares of common stock valued at $6,500 or $0.23 per share for consulting services.

On May 30, 2013, the Company issued 316,905 shares of common stock valued at $58,000 or $0.18 per share for the purchase of intangible assets.

On June 1, 2013, the Company issued 50,497 shares of common stock valued at $10,000 or $0.20 per share for consulting services.

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

Note 8 - Commitments and Contingencies

On May 1, 2013 and June 1, 2013, the Company entered into two consulting agreements where the consultants will be paid $6,500 and $3,500 per month respectively.  All fees will be paid in common stock on the first day of each month valued at 110% of the closing share price during the final ten trading days of the previous month.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

Note 9 - Legal Proceedings

The Company is not involved in any legal proceeding as of the date of these financial statements. The Company may become involved in litigation in the future in the normal course of business.

Note 10 –Subsequent Events

During the three months ended September 30, 2013, the Company issued 954,846 shares of common stock pursuant to Consulting Agreements. The stock issued was fair valued at prices ranging from $0.05 to $0.24 per share for a total fair value of $72,103.

During the three months ended September 30, 2013, the Company issued 500,000 shares of common stock in conversion of outstanding expenses. The stock issued was fair valued at a price of $0.05 per share for a total fair value of $25,000.

During the three months ended September 30, 2013, the Company issued 300,000 shares of common stock which was fair valued at $72,000 for the purchase of intangible assets pursuant to an Asset Purchase Agreement.

During the three months ended December 31, 2013, the Company issued 7,754,769 shares of common stock pursuant to Consulting Agreements. The stock issued was fair valued at prices ranging from $0.04 to $0.12 per share for a total fair value of $370,486.

During the three months ended December 31, 2013, the Company issued 1,450,000 shares of common stock in accordance with the Company’s Board of Directors’ compensation policy. The shares issued were fair valued at prices ranging from $0.04 to $0.09 for a total fair value of $92,700.

During the three months ended December 31, 2013, the Company issued 1,445,652 shares of common stock in conversion of outstanding debts. The stock issued was fair valued at $0.09 per share for a total fair value of $111,000.

During the period of January 1 through March 6, 2014, the Company issued 2,732,779 shares of common stock pursuant to Consulting Agreements. The stock issued was fair valued at prices ranging from $0.05 to $0.09 per share for a total fair value of $207,500.

During the period of January 1 through March 6, 2014, the Company issued 1,450,000 shares of common stock in accordance with the Company’s Board of Directors’ compensation policy. The shares issued were fair valued at prices ranging from $0.08 to $0.10 for a total fair value of $126,000.

During the period of January 1 through March 6, 2014, the Company issued 501,386 of common stock in conversion of outstanding debts. The stock issued was fair valued at prices ranging from $0.05 to $0.10 per share for a total fair value of $43,333.

During the period of January 1 through March 6, 2014, the Company issued 800,000 shares of common stock fair valued at $0.10 per share or $80,000 pursuant to an Asset Purchase Agreement.

During the period of January 1 through March 6, 2014, the Company issued 1,000,000 shares of common stock fair valued at $0.08 or $80,000 as part of an employment package with the Company’s new Chief Financial Officer.

During the period of January 1 through March 6, 2014, the Company sold 625,000 shares of common stock at $0.08 for a total fair value of $50,000. There were no stipulations, conditions or requirements under the sale.

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

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 31, 2012.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our unaudited consolidated financial statements.  There have been no changes to our critical accounting policies during the fiscal quarter ended June 30, 2013.

Results of Operations

For the six months ended June 30, 2013, our operations included satisfying continuous public disclosure requirements and the continued focus on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education.  We took steps to create specifications for our initial internet-based offerings, to seek qualified vendors to supply software and systems, and we have begun the process of developing a marketing plan for its deployment.  We have engaged a digital advertising and marketing agency to support our needs in an outsourcing arrangement, and have rolled out new product identifications.  We continue to seek qualified executives in support of our plans for growth, and we expect to expand both the management team and our Board of Directors during the near term.

We completed the acquisition of two internet properties, ClassChatter.com and ClassChatterLive.com.  Both had been developed by an individual with a background in STEM and Blended Learning educational technology. The sites are being revised as to their appearance to be more intuitive as to their purpose and will roll out in mid 2013.  They are expected to become the base modules for a full, end-to-end solution for e-learning through the addition of applications that use the classroom membership such as grade books, behavior monitoring, class interaction and course interaction.  The total consideration given was the issuance of 319,000 shares of restricted common stock.  The author has been retained as a consultant and is expected to continue the development on a part time basis.  We have expanded our pool of acquisition targets and expect increased activity in the second half of 2013.

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

For the six month periods ended June 30, 2013, we recorded a net loss of $391,650 and the aggregate net loss from inception to date is $6,776,272; these losses are primarily attributable to general and administrative expenses.   A large portion of the cumulative general and administrative expenses as of June 30, 2013 were related to consultants engaged in certain activities, including but not limited to, consultation with respect to management, marketing, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, evaluation of acquisition and business opportunities and review and advice regarding our overall progress, needs and condition.

Liquidity and Capital Resources

We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.  For the periods ending June 30, 2013 and December 31, 2012, the Company had total assets of $62,642 and -0-; current liabilities of 752,878 and $672,462 and stockholders’ deficits of $690,236 and $672,462, respectively.

We have had no capital expenditures from June 10, 2010 (inception) to June 30, 2013, and have no plans for the purchase of any plant or equipment in the foreseeable future.

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

As of June 30, 2013, corporate offices are located at 1355 Peachtree Street, Suite 1150, Atlanta, GA 30309.

We currently have one full time employee and there are no immediate plans to add employees.  The individuals working for the benefit of the Company are generally part time, and have been compensated primarily through the issuance of stock, or accrued expenses underlying consulting agreements.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Exemption from Registration

The securities issued during the six months ended June 30, 2013 were issued without registration with the Securities and Exchange Commission, pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The securities are offered and sold only to accredited investors as defined in Regulation D.  This exemption applies because the Company did not make any public offer to sell any securities, but rather, the Company only offered securities to persons known to the Company to be accredited investors and only sold securities to persons who represented to the Company in writing that they are accredited investors.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2013 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is not involved in any legal proceeding as of the date of these financial statements. The Company may become involved in litigation in the future in the normal course of business.

ITEM 1A.

RISK FACTORS

There are no material chances from the risk factors previously disclosed in Part 1, Item 1A – “Risk Factors” of our Annual Report on Form 10-k for the year ended December 31, 2012.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2013, the Company issued 257,040 shares of common stock valued at $59,376 or $0.23 per share for the settlement of accounts payable pursuant to  Debt Conversion Agreement between the Company and Meshugeneh LLC.

On May 1, 2013, the Company issued 27,754 shares of common stock valued at $6,500 or $0.23 per share for consulting services pursuant to a Consulting Agreement between the Company and Robert Hill.

On May 30, 2013, the Company issued 316,905 shares of common stock valued at $58,000 or $0.18 per share for the purchase of intangible assets pursuant to an Asset Purchase Agreement between the Company and ClassChatter.com LLC and Daniel J. DeLuca.

On June 1, 2013, the Company issued 50,497 shares of common stock valued at $10,000 or $0.20 per share for consulting services pursuant to a Consulting Agreement between the Company and Daniel J. DeLuca.

All common stock issued during the second quarter of 2013 was issued without registration with the Commission, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sibling Group Holdings, Inc.

By:	/s/ Dave Saba
Dave Saba
President
(Principal Executive Officer)

By:	/s/ Maurine Findley
Maurine Findley
Chief Financial Officer
(Principal Accounting Officer)

Dated:  March 26, 2014

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Debt Conversion agreement dated April 25, 2013, between the Company and Meshugeneh LLC
10.2*	Consulting Agreement dated May 1, 2013, between the Company and Robert Hill
10.3*	Asset Purchase Agreement dated May 31, 2013, between the Company and ClassChatter.com LLD and Daniel J. DeLuca
10.4*	Consulting Agreement dated June 1, 2013, between the Company and Daniel J. DeLuca
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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