Form 10-Q
period 2013-09-30
Sibling Group Holdings, Inc.
filed 2014-03-28
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  0-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0270334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

There are 40,239,792 shares of common stock issued and outstanding as of March 25, 2014.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012 (unaudited), and the period from June 10, 2010 (inception) to September 30, 2013 (unaudited)	2
	Condensed Consolidated Statements of Stockholder’s Equity (Deficit) for the period June 10, 2010 (inception) to September 30, 2013 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited), and the period from June 10, 2010 (inception) to September 30,2013 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 4.	CONTROLS AND PROCEDURES	19

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGSS	20
ITEM 1A.	RISK FACTORS	20
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 6.	EXHIBITS	21
	SIGNATURES	22

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Intangible assets	82,000	-

Total assets	$82,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Cash overdraft	$-	$1,197
Accounts payable	611,011	498,641
Accrued liabilities	43,158	43,965
Amounts due to related parties	-	50,159
Short-term notes payable	67,500	78,500
Total current liabilities	721,669	672,462

Stockholders' deficit
Preferred stock, no par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Convertible series common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 21,108,110 and 18,701,070 issued and outstanding at September 30, 2013 and December 31, 2012	2,112	1,871
Additional paid-in capital	6,435,249	5,758,101
Deficit accumulated during the development stage	(7,077,030)	(6,432,434)
Total stockholders' deficit	(639,669)	(672,462)

Total liabilities and stockholders' deficit	$82,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from June 10, 2010 (Inception) to September 30,
	2013	2012	2013	2012	2013
Operating expenses
General and administrative	$4,603	$(77,997)	$4,786	$2,227,493	$5,908,338
Professional fees	247,643	57,555	642,714	84,066	987,405
Total operating expenses	252,246	(20,442)	647,500	2,311,559	6,895,743

Income (loss) from operations	(252,246)	20,442	(647,500)	(2,311,559)	(6,895,743)

Other income (expense)
Other income	-	-	1,197	-	1,197
Interest income (expense)	(700)	(4,577)	1,707	(7,971)	(26,622)
Loss on extinguishment of debt	-	-	-	-	(108,050)
Total other income (expense)	(700)	(4,577)	2,904	(7,971)	(133,475)

Net income (loss)	$(252,946)	$15,865	$(644,596)	$(2,319,530)	$(7,029,218)

Net loss per share	$(0.01)	$0.00	$(0.03)	$(0.79)

Weighted average shares outstanding, basic and diluted	19,653,025	7,280,442	19,132,695	2,931,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit

For the Periods Ended June 10, 2010 (Inception) to September 30, 2013

(Unaudited)

						Deficit
						Accumulated
	Convertible Series				Additional	During the
	Common		Common		Paid-In	Development	Treasury
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Total

Balance at June 10, 2010 (Date of Inception)	-	$-	-	$-	$100	$-	$-	$100
Reverse merger recapitalization	9,879,854	988	466,358	47	4,517	(47,812)	-	(42,260)
Net loss	-	-	-	-	-	(334,430)	-	(334,430)
Balance at December 31, 2010	9,879,854	988	466,358	47	4,617	(382,242)	-	(376,590)

Common shares issued for cash at $2.00 per share	-	-	5,714	1	9,999	-	-	10,000
Common shares issued for fees accrued during merger	-	-	20,000	2	39,998	-	-	40,000
Common shares issued for prepaid expenses at $9.00 per share	-	-	25,000	3	224,997	-	-	225,000
Common shares issued for liabilities to be settled in stock at $2.00 per share, and $5.00 per share	-	-	83,465	8	190,922	-	-	190,930
Common shares issued for settlement of accrued expenses at $5.00 per share (loss on extinguishment of $16,666)	-	-	8,333	1	41,665	-	-	41,666
Common shares issued to settle amounts due to related parties at $5.00 per share, and $20.00 per share (loss on extinguishment of $62,779)	-	-	47,969	5	488,527	-	-	488,532
Common shares issued for consulting fees at $20.00 per share	-	-	20,000	2	399,998	-	-	400,000
Common shares issued for settlement of accounts payable at $13.00 per share	-	-	3,600	-	72,000	-	-	72,000
Common shares issued for Director's fees at $13.00 per share	-	-	34,000	3	469,997	-	-	470,000
Common shares issued for services at $20.00 per share	-	-	1,500		30,000	-	-	30,000
Net loss	-	-	-	-	-	(2,363,353)	-	(2,363,353)
Balance at December 31, 2011	9,879,854	988	715,939	72	1,972,720	(2,745,595)	-	(771,815)

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit (Continued)

For the Periods Ended June 10, 2010 (Inception) to September 30, 2013

(Unaudited)

						Deficit
						Accumulated
	Convertible Series				Additional	During the
	Common		Common		Paid-In	Development	Treasury
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Total

Balance at December 31, 2011	9,879,854	$988	715,939	$72	$1,972,720	$(2,745,595)	$-	$(771,815)
							-
Common stock issued for settlement of notes payable to related party at $4.00 per share	-	-	5,576	1	22,304	-	-	22,305
Common stock issued for liabilities to be settled in stock at $4.00 per share	-	-	5,328	-	21,307	-	-	21,307
Common stock issued for consulting fees at $3.00 per share	-	-	10,000	1	29,999	-	-	30,000
Series common stock reacquired at $4.13 per share	(430,000)	-	-	-	1,828,007	-	(1,828,007)	-
Series common stock issued in consideration of compensation at $4.13 per share	430,000	-	-	-	-	-	1,828,007	1,828,007
Series common stock reacquired at $0.012 per share	(80,010)	-	-	-	145,000	-	(145,000)	-
Series common stock issued in consideration of compensation at $1.81 per share	80,010	1	-	-	(1)	-	145,000	145,000
Common stock issued for settlement of accounts payable at $0.60 per share	-	-	50,000	5	29,995	-	-	30,000
Fractional shares and rounding	-	-	66	-	3	(1)	-	2
Conversion of series common to common	(9,879,854)	(989)	14,947,216	1,495	(506)	-	-	-
Cancellation of series common issued for compensation	-	-	(120,055)	(12)	(144,988)	-	-	(145,000)
Common stock issued for settlement of accounts payable at $2.00 per share	-	-	257,000	26	513,344	-	-	513,370
Common stock issued for consulting fees at $0.05 per share	-	-	500,000	50	24,950	-	-	25,000
Common stock issued for consulting fees at $1.25 per share	-	-	500,000	50	624,950	-	-	625,000
Common stock issued for consulting fees at $0.64 per share	-	-	280,000	28	179,172	-	-	179,200
Common stock issued for Director’s fees at $0.64 per share	-	-	1,550,000	155	511,845	-	-	512,000
Net loss	-	-	-	-	-	(3,686,838)	-	(3,686,838)
Balance at December 31, 2012	-	-	18,701,070	1,871	5,758,101	(6,432,434)	-	(672,462)

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit (Continued)

For the Periods Ended June 10, 2010 (Inception) to September 30, 2013

(Unaudited)

						Deficit
						Accumulated
	Convertible Series				Additional	During the
	Common		Common		Paid-In	Development	Treasury
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Total

Balance at December 31, 2012	-	$-	18,701,070	$1,871	$5,758,101	$(6,432,434)	$-	$(672,462)

Common stock issued for Director’s fees	-	-	-	-	360,000	-	-	360,000
Common stock issued for services at $0.23 per share	-	-	27,754	3	6,497	-	-	6,500
Common stock issued for services at $0.20 per share	-	-	50,497	5	9,995	-	-	10,000
Common stock issued for services at $0.17 per share	-	-	60,606	6	9,994	-	-	10,000
Common stock issued for services at $0.24 per share	-	-	55,786	6	13,495	-	-	13,501
Common stock issued for services at $0.10 per share	-	-	136,365	14	13,486	-	-	13,500
Common stock issued for services at $0.05 per share	-	-	702,087	70	35,034	-	-	35,104
Common stock issued for settlement of account payable at $0.23 per share	-	-	257,040	26	59,350	-	-	59,376
Common stock issued for settlement of account payable at $0.05 per share	-	-	50,000	5	2,495	-	-	2,500
Common stock issued for settlement of related party payable at $0.05 per share	-	-	450,000	45	84,863	-	-	84,908
Common stock issued for purchase of intangible asset at $0.18 per share	-	-	316,905	31	57,969	-	-	58,000
Common stock issued for purchase of intangible asset at $0.24 per share	-	-	300,000	30	23,970	-	-	24,000
Net loss, nine months ended September 30, 2013	-	-	-	-	-	(644,596)	-	(644,596)
Balance at September 30, 2013	-	$-	21,108,110	$2,112	$6,435,249	$(7,077,030)	$-	$(639,669)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Cumulative from June 10, 2010 (Inception) to September 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(644,596)	(2,319,530)	(7,029,218)
Adjustments to reconcile net less to net cash provided by (used in) operating activities
Common stock issued for consulting fees	-	1,858,007	3,146,192
Common stock issued for directors fees	360,000	-	1,342,000
Common stock issued for services	88,605	-	686,605
Loss on extinguishment of debt	-	-	108,050
Changes in operating assets and liabilities
Accounts payable	163,246	476,318	650,469
Accrued liabilities	(807)	5,282	155,123
Liabilities settled in stock	-	-	(5,965)
Derivative liability	-	-	314,704
Prepaid expenses	-	-	548,691
Due to related parties	34,749	(31,138)	34,749
Net cash provided by (used in) operating activities	1,197	(11,061)	(48,600)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Repayment of cash overdraft	(1,197)	-	-
Common stock issued for cash	-	-	10,000
Proceeds from short-term notes payable	-	11,000	13,500
Proceeds from notes payable	-	-	30,000
Repayments of related party notes payable	-	-	(5,000)
Capital contribution	-	-	100
Net cash provided by (used in ) financing activities	(1,197)	11,000	48,600

Net change in cash	$-	$(61)	$-
Cash, beginning of period	-	63	-
Cash, end of period	$-	$2	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash operating and financing activities
Reclassification of short term note payable to accounts payable	$11,000	$-	$11,000
Common stock issued for settlement of account payable	$61,876	$564,677	$61,876
Common stock issued for settlement of related party payable	$84,908	$22,305	$84,908
Common stock issued for purchase of intangible asset	$82,000	$-	$130,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

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

(c) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $7,077,030 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

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

SEPTEMBER 30, 2013 and 2012

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

(c) Financial Instruments

In accordance with the requirements of ASC 820, “Financial Instruments, Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable, and amounts due to related parties approximate fair values due to the short-term maturity of the instruments.

Certain assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

SEPTEMBER 30, 2013 and 2012

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

Note 3 – Acquisition Activity

We completed the acquisition of two internet properties, ClassChatter.com and ClassChatterLive.com. Both had been developed by an individual with a background in STEM and Blended Learning educational technology. The sites are being revised as to their appearance to be more intuitive as to their purpose. They are expected to become the base modules for a full, end-to-end solution for e-learning through the addition of applications that use the classroom membership such as grade books, behavior monitoring, class interaction and course interaction. The total consideration given was the issuance of 319,000 shares of restricted common stock, which has been fair valued at $58,000. The seller has been retained as a consultant and is expected to continue the development on a part time basis.

During the period ended September 30, 2013 we completed the acquisition of the assets and operations of PLC Consultants, LLC, whose business is focused on special education training and certification, primarily for education professionals in the K-12 area. The web site and underlying course library is being converted to a more conventional format. The total consideration given in the transaction was 300,000 shares of restricted stock, which has been fair valued at $24,000. We have retained one of their founders under a consulting agreement, and increased the scope of responsibility to include a) an expanded special education course library, and b) a similar library addressing the training needs of teaching professionals in other specialized curriculum.

Once these intangibles have been placed in service we will commence amortizing them over a three year period.

Note 4 - Due to Related Parties

On November 14, 2012 the Board of Directors of Sibling appointed Neal Sessions as CEO and CFO of the Company with a term of office that commenced December 1, 2012. The Company and Mr. Sessions parted ways on September 30, 2013 and settled the total amount owed in exchange for 450,000 shares of common stock. There was $90,000 of compensation accrued for Mr. Sessions during the nine months ended September 30, 2013 with $0 payable at September 30, 2013.

Note 5 - Short-Term Notes Payable

Short term notes payable consists of the following:

	September 30, 2013	December 31, 2012
Short Term Note	$37,500	$48,500
Outstanding Debenture	30,000	30,000
Total Short Term Notes	$67,500	$78,500

At September 30, 2013 and December 31, 2012 the Company had a note payable balance of $37,500 and $48,500 respectively. This represents short term notes with annual interest rates ranging from 10% to 12%. At September 30, 2013 and December 31, 2012 these notes had accrued interest in the amount of $12,858 and $10,692, respectively.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $19,200 as of September 30, 2013, which is in default.

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

SEPTEMBER 30, 2013 and 2012

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

SEPTEMBER 30, 2013 and 2012

Note 7 - Capital Stock (continued)

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

SEPTEMBER 30, 2013 and 2012

Note 7 - Capital Stock (continued)

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

SEPTEMBER 30, 2013 and 2012

Note 7 - Capital Stock (continued)

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

On July 1, 2013, the Company issued 39,394 shares of common stock valued at $6,500 or $0.165 per share for consulting services pursuant to a Consulting Agreement.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

Note 7 - Capital Stock (continued)

On July 1, 2013, the Company issued 21,212 shares of common stock valued at $3,500 or $.165 per share for consulting services pursuant to a Consulting Agreement.

On August 1, 2013, the Company issued 26,860 shares of common stock valued at $6,500 or $0.2420 per share for consulting services pursuant to a Consulting Agreement.

On August 1, 2013, the Company issued 14,463 shares of common stock valued at $3,500 or $.2420 per share for consulting services pursuant to a Consulting Agreement.

On August 16, 2013, the Company issued 300,000 shares of common stock valued at $24,000 for the purchase of intangible assets pursuant to an Asset Purchase Agreement between the Company and the principals of PLC Consultants, LLC.

On August 17, 2013, the Company issued 14,463 shares of common stock valued at $3,500 or $.2420 per shares for consulting services pursuant to a Consulting Agreement.

On September 1, 2013, the Company issued 65,657 shares of common stock valued at $6,500 or $.099 per share for consulting services pursuant to a Consulting Agreement.

On September 1, 2013, the Company issued 35,354 shares of common stock valued at $3,500 or $.099 per share for consulting services pursuant to a Consulting Agreement.

On September 1, 2013, the Company issued 35,354 shares of common stock valued at $3,500 or $.099 per shares for consulting services pursuant to a Consulting Agreement.

On September 30, 2013 the Company issued 450,000 shares of common stock to Neal Sessions, valued at $.05 per share in conversion of all outstanding expenses, at an expense of $22,500 to the Company, in conjunction with his resignation from all positions with the Company.

On September 30, 2013 the Company issued 94,392 shares of common stock valued at $4,720 or $.05 as a one time bonus for work performed under a Consulting Agreement.

On September 30, 2013 the Company issued 300,183 shares of common stock valued at $15,009 or $.05 as a one time bonus for work performed under a Consulting Agreement.

On September 30, 2013 the Company issued 307,512 shares of common stock valued at $15,376 or $.05 as a one time bonus for work performed under a Consulting Agreement.

On September 30, 2013 the Company issued 50,000 shares of common stock valued at $2,500 or $.05 for the conversion of an outstanding debt.

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

Note 8- Commitments and Contingencies

On May 1, 2013, June 1, 2013 and August 1, 2013, the Company entered into three consulting agreements where the consultants will be paid $6,500, $3,500 and $5,000 per month respectively.  All fees will be paid in common stock on the first day of each month valued at 110% of the closing share price during the final ten trading days of the previous month.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

Note 9- Legal Proceedings

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our mission is to utilize advanced technology and education management techniques to enhance and accelerate the delivery of 21st century learning using multiple teaching and learning modalities on a global basis.  We intend to accomplish this mission by accessing funds from the public capital markets and melding them into a unified strategy that will help to accelerate the improvement of education across the globe.  Our desired result will be better educated children, a sustainable and cost effective teaching model for education, at all age levels, including career education, and reduced dependence on governmental funding.

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 31, 2012.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our unaudited consolidated financial statements.  There have been no changes to our critical accounting policies during the fiscal quarter ended September 30, 2013.

Results of Operations

For the nine months ended September 30, 2013, our operations included satisfying continuous public disclosure requirements and the continued focus on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education.  We took steps to create specifications for our initial internet-based offerings, to seek qualified vendors to supply software and systems, and we have begun the process of developing a marketing plan for its deployment.  We have engaged a digital advertising and marketing agency to support our needs in an outsourcing arrangement, and have rolled out new product identifications.  We continue to seek qualified executives in support of our plans for growth, and we expect to expand both the management team and our Board of Directors during the near term.

During the period ending June 30, 2013 we completed the acquisition of two internet properties, ClassChatter.com and ClassChatterLive.com.  Both had been developed by an individual with a background in STEM and Blended Learning educational technology. The sites are being revised as to their appearance to be more intuitive as to their purpose and will roll out in mid 2013.  They are expected to become the base modules for a full, end-to-end solution for e-learning through the addition of applications that use the classroom membership such as grade books, behavior monitoring, class interaction and course interaction.  The total consideration given was the issuance of 319,000 shares of restricted common stock.  The author has been retained as a consultant and is expected to continue the development on a part time basis.

During the period ended September 30, 2013 we completed the acquisition of the assets and operations of PLC Consultants, LLC, whose business is focused on special education training and certification, primarily for education professionals in the K-12 area. The web site and underlying course library is being converted to a more conventional format, and we expect it to be online and generating revenues in FY2014. The total consideration given in the transaction was 300,000 shares of restricted stock. We have retained one of their founders under a consulting agreement, and increased the scope of responsibility to include a) an expanded special education course library, and b) a similar library addressing the training needs of teaching professionals in other specialized curriculum.

We have expanded our pool of acquisition targets and expect increased activity in the last quarter of 2013.

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

For the nine month periods ended September 30, 2013, we recorded a net loss of $644,596 and the aggregate net loss from inception to date is $7,029,218; these losses are primarily attributable to general and administrative expenses.   A large portion of the cumulative general and administrative expenses as of September 30, 2013 were related to consultants engaged in certain activities, including but not limited to, consultation with respect to management, marketing, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, evaluation of acquisition and business opportunities and review and advice regarding our overall progress, needs and condition.

Liquidity and Capital Resources

We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.  For the periods ending September 30, 2013 and December 31, 2012, the Company had total assets of $82,000 and -0-; current liabilities of $721,669 and $672,462 and stockholders’ deficits of $639,669 and $672,462, respectively.

We have had no capital expenditures from June 10, 2010 (inception) to September 30, 2013, and have no plans for the purchase of any plant or equipment in the foreseeable future.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Exemption from Registration

The securities issued during the nine months ended September 30, 2013 were issued without registration with the Securities and Exchange Commission, pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The securities are offered and sold only to accredited investors as defined in Regulation D.  This exemption applies because the Company did not make any public offer to sell any securities, but rather, the Company only offered securities to persons known to the Company to be accredited investors and only sold securities to persons who represented to the Company in writing that they are accredited investors.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2013 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2013, the Company issued 257,040 shares of common stock valued at $59,376 or $0.23 per share for the settlement of accounts payable pursuant to Debt Conversion Agreement.

On May 1, 2013, the Company issued 27,754 shares of common stock valued at $6,500 or $0.23 per share for consulting services pursuant to a Consulting Agreement.

On May 30, 2013, the Company issued 316,905 shares of common stock valued at $58,000 or $0.18 per share for the purchase of intangible assets pursuant to an Asset Purchase Agreement.

On June 1, 2013, the Company issued 50,497 shares of common stock valued at $10,000 or $0.20 per share for consulting services pursuant to a Consulting Agreement.

On July 1, 2013, the Company issued 39,394 shares of common stock valued at $6,500 or $0.165 per share for consulting services pursuant to a Consulting Agreement.

On July 1, 2013, the Company issued 21,212 shares of common stock valued at $3,500 or $.165 per share for consulting services pursuant to a Consulting Agreement.

On August 1, 2013, the Company issued 26,860 shares of common stock valued at $6,500 or $0.2420 per share for consulting services pursuant to a Consulting Agreement.

On August 1, 2013, the Company issued 14,463 shares of common stock valued at $3,500 or $.165 per share for consulting services pursuant to a Consulting Agreement.

On August 16, 2013, the Company issued 300,000 shares of common stock valued at $24,000 for the purchase of intangible assets pursuant to an Asset Purchase Agreement between the Company and the principals of PLC Consultants, LLC.

On August 17, 2013, the Company issued 14,463 shares of common stock valued at $3,500 or $.2420 per shares for consulting services pursuant to a Consulting Agreement.

On September 1, 2013, the Company issued 65,657 shares of common stock valued at $6,500 or $.099 per share for consulting services pursuant to a Consulting Agreement.

On September 1, 2013, the Company issued 35,354 shares of common stock valued at $3,500 or $.099 per share for consulting services pursuant to a Consulting Agreement.

On September 1, 2013, the Company issued 35,354 shares of common stock valued at $3,500 or $.099 per shares for consulting services pursuant to a Consulting Agreement.

On September 30, 2013 the Company issued 450,000 shares of common stock to Neal Sessions, valued at $.05 per share in conversion of all outstanding expenses, at an expense of $22,500 to the Company, in conjunction with his resignation from all positions with the Company.

On September 30, 2013 the Company issued 94,392 shares of common stock valued at $4,720 or $.05 as a one time bonus for work performed under a Consulting Agreement.

On September 30, 2013 the Company issued 300,183 shares of common stock valued at $15,009 or $.05 as a one time bonus for work performed under a Consulting Agreement.

On September 30, 2013 the Company issued 307,512 shares of common stock valued at $15,376 or $.05 as a one time bonus for work performed under a Consulting Agreement.

On September 30, 2013 the Company issued 50,000 shares of common stock valued at $2,500 or $.05 for the conversion of an outstanding debt.

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
Maurine Findley
Chief Financial Officer
(Principal Accounting Officer)

Dated:  March 26, 2014

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Asset Purchase Agreement between the Company and the principals of PLC Consultants, LLC dated July 5, 2013.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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