Form 10-K
period 2013-12-31
Sibling Group Holdings, Inc.
filed 2014-04-17
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number: 000-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0270334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter. $3,351,378 on June 30, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 39,114,792 shares of common stock are outstanding as of April 11, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SIBLING GROUP HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1.

BUSINESS

General.

As used herein the terms “Company,” “we,” “our”, and “us” refer to Sibling Group Holdings, Inc., a Texas corporation (formerly known as Sona Development Corporation) and its subsidiaries. We were incorporated under the laws of the State of Texas on December 28, 1988 as Houston Produce Corporation and changed our name on May 14, 2007, to Sibling Entertainment Group Holdings, Inc. to align our corporate identity with our planned entry into the entertainment business. Although we were unable to complete an acquisition of an entertainment company, we actively pursued opportunities in film, theater, real estate, management, and music publishing during the first three quarters of 2010. In September 2010, the Company determined that the funding required to continue the entertainment business was not available to the Company.

Effective December 30, 2010, the Company exited the entertainment and theatricals business by transferring all of the Company’s entertainment and theatricals assets to Debt Resolution, LLC. In connection with the acquisition of Newco4education, LLC (N4E), we entered into Conversion Agreements with all but one of the 44 holders of our 13% Series AA Secured Convertible Debentures, whereby such holders converted the principal and accrued interest of the Series AA Secured Convertible Debentures and the related warrants into shares of Debt Resolution, LLC and 1,039,985 shares of the Company’s common stock. The Company’s agreement with the holders of the Series AA Debentures included consent to the acquisition of Newco4Education, LLC and a release of claims against the Company.

Effective December 30, 2010, we acquired N4E for 8,839,869 shares of the Company’s common stock and thereby entered the education services and technology business.

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

After giving effect to the reclassification and reverse stock split of the common stock outstanding prior to August 21, 2012 and the conversion of our common stock into Common Stock, par value $.0001 created by the Restated Certificate, there were 15,736,859 shares of Common Stock, par value $.0001 issued and outstanding as of August 21, 2012. At December 31, 2013, there were 32,005,628 shares of common stock issued and outstanding and no shares of preferred stock had been issued.

Education Business Plan

N4E was formed June 10, 2010, to pursue business opportunities created from the growing popularity of charter schools and to improve educational opportunities for students across the United States through the development of innovative curricula, computer based education tools, and tools for improvement teacher performance. We intend to use the N4E business plan and methodologies to acquire educational management organizations and to manage and operate both charter and private schools as one component of our business strategy to grow a large scale business that will manage and operate pre-K, K-12 and higher education schools and develop and license curricula, computer based education services, and school operation and management tools throughout the United States and internationally. Our Board of Directors and management team has substantial experience in education operations, as well as technology and internet based software.

Plan of Operation

We believe our mission is to utilize advanced technology and education management techniques to enhance and accelerate the delivery of 21st century learning using multiple teaching and learning modalities on a global basis. We intend to accomplish this mission by accessing funds from the public capital markets and melding them into a unified strategy that will help to accelerate the improvement of education across the globe. Our desired result will be better educated children, a sustainable and cost effective teaching model for pre-K, K-12 and higher education, and reduced dependence on governmental funding. During the previous year we continued to target the K-12 education market, primarily aimed at charters schools, to include Pre-K, K-12 and higher education, in both private and public education. We believe this market may enable us faster market penetration, without the administrative and political complexities associated with public schools, and more specifically charter schools within the public education market.

To accomplish this mission we continued our development of the following two primary divisions:

The Teaching Alliance

In late 2011, we formed The Teaching Alliance, an internal division, based in Atlanta, Georgia. The Teaching Alliance houses the education management organization (EMO) for the Company which we expect to accomplish through acquisitions of school management businesses. Our management sees tremendous opportunities in the school management area, particularly within the charter school area nationally, and with private school and tutoring operations internationally. The Teaching Alliance intends to acquire existing EMOs. Management believes that economies of scale will be recognized via repeatable best practices combined with improved administrative, and learning technologies. With this approach Management intends to reduce spending on outdated processes, content, and technologies. We expect to improve operating margins by replacing outmoded approaches with a more cost effective learning approach, and use of better quality administrative tools and processes, while increasing the quality of the education experience. At this point, while we have identified a number of acquisition opportunities that fit this area, we have not closed on any transactions in this area, and we have none under contract.

Education Innovation

In 2011, after surveying providers of technology in the educational arena, we formed another internal division, Education Innovation, to hold our technology operations, and decided that it will be based in Atlanta, Georgia. This business unit will provide applications and content to facilitate teaching and learning and improve efficiencies within school administration.

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

Education Innovation will initially seek to develop two primary technology based offerings. The first is a "Learning Exchange" application we intend to call The Schoolhouse Warehouse™, a cloud based application which creates a solution for the rapid, low cost, global distribution of high quality educational content. Fully mobile content may be available. When fully operational, The Schoolhouse Warehouse™ approach will provide courses, curricula, and learning materials to students in any learning environment from home schooling to private, or public schools. We also intend for these materials to be incorporated for use with any SCORM (Sharable Content Object Reference Model is a standard for e-learning software) compliant Learning Management System (LMS). We are currently evaluating a new standard, referred to as “TIN CAN,” and it may be necessary to support that new standard as it, and our intended products, are developed.

The Schoolhouse Warehouse™ is intended to provide a marketplace that may enable individual educators, learning content and application developers, and possibly large commercial providers to provide or sell their content on a domestic and international basis. User ratings and reviews of each piece of content will help drive choice and promote competition to improve educational content. Private authors as well as corporate developers will be compensated via an online "app store" approach, similar to the Apple™, Intel™, or Android™ app stores, except that it is solely focused on the vertical market of educational materials. The Company is targeting a late Q2 of 2014 initial beta release date. This software development has been delayed from our earlier estimates, in part due to the change in the market requirements. When initially conceived, this was to be an e-commerce only site. Now, with the increased need for online courses, it is being expanded to include a learning portal, which will allow the user to actually take the course online, and be monitored as they would in a classroom environment.

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

We intend for The Learning Resource to have the capability to administer online testing, assessment, and grading. The Learning Resource design will manage content provided by the Schoolhouse Warehouse™, or other curriculum, as well as classroom events, and/or teacher developed courses/assignments. It provides user interface portals, and custom reporting applications that are specific to administrators, teachers, students, and parents. We did not complete development of a beta release of the Learning Resource in 2013 and now expect a beta release in late 2014.

Acquisitions

During 2013 we continued our review of the market for suitable acquisition targets. We intend to review situations as they arise with a focus on educational technology and education management businesses, including schools, at all age levels. We have interest in Pre-K, grades K-12, higher education, and career training. We seek to deliver curriculum and systems for the efficient education of students, and teaching professionals. Most all of the systems and software required is the same no matter the age, or grade level, and as such, to the extent we can develop or acquire a delivery system, it could then simply be populated with courses applicable to the age, grade level or subject matter needed.

Specifically, we would like to offer specialized curriculum beyond traditional learning, to include science, technology, engineering and math, or STEM; English as a second language, or ESL; social and emotional learning, known as SEL; special education, called SpEd in the industry; career, technical and agricultural education, or CTAE, which is especially valuable in smaller, rural settings, and other areas, especially where the topic is designed to promote employment on completion, as we see a growing need for career paths, where higher education may not be required.

We have seen a number of innovative curriculum providers, working both inside public education, as complementary curriculum, and operating total outside the public education markets, and in corporate educational settings. We had an agreement to acquire one such business, Funutation, Inc., but abandoned that effort in mid 2013 because of issues arising out of an inability to complete an audit of their prior financial records.

During Q1 2013 we began an effort to develop a professional development course set aimed at the Pre-K market for teachers. In order to meet qualifications in Georgia, as well as other states, teachers must be accredited and a key part of that is the completion of a “CDA” course set. This effort should produce revenues in 2014, and we believe many other states will embrace this CDA standard for teacher licensing, providing a large market opportunity.

During Q2 2013 we acquired the assets and operations of Classchatter and Classchatter Plus, a provider of software to the public school market that allows for communications between the teacher and the students using blogging like functionality. Classchatter is a free product, and we are revamping Classchatter Plus, as a paid for application. The functionality of this application is key for successful implementation of blended learning in the school, an area which we believe will see much growth in coming years.

During Q3 2013 we acquired the assets and operations of PLC Consultants, a provider of professional development courses for teachers in the area of special education, often referred to as SpEd. The courses are currently being re-written for a more easily deployed environment, and we think there is significant long term potential in this area, as 12% of students in the US public school system are currently deemed to be “special education” students.

During Q4 2013 we began a development effort aimed at a series of courses for “social and emotion learning”, or SEL. Many states have separate line item budgets for SEL learning, and it has been recognized as key to removing obstacles for learning in many student groups. We have a process in place to author these courses, and are continuing to review the possible acquisition of existing courses as well. We expect to have revenue from this area in 2014.

During Q4 2013 we began an effort to identify curriculum for career, technical and agricultural education, known as CTAE. As many students seek work upon completion of high school and defer on higher education, this type of training is increasing in its demand. We have looked at several possible acquisitions in this area, but do not have a specific target at this time. We will continue to explore this area during 2014.

During Q4 2013 we entered into an agreement to acquire the assets and operations of Blendedschools.net, a provider of online curriculum, testing, assessment and reporting to school districts using a blended learning approach. This group has an 11 year history, and currently services 168 school districts, primarily in Pennsylvania and Ohio. They are a non-for-profit entity, and as such the transaction is subject to review and approval of several regulatory bodies. We applied for the prerequisite approvals in late 2013, and received the required approvals to proceed in March 2014. Subject to completion of documentation and due diligence, we expect to close this transaction within the second quarter of 2014.

Our goal is to complete one or more acquisitions of schools and education management organizations, and to complete our technology development initiatives. Our educational technology offerings can be easily leveraged in a captive educational management situation, and we can use the student body to further test and develop new features, systems and learning tools. We generally seek to structure transactions with a significant “earn-out” component and issuance of unregistered common stock. We cannot be sure that any of the transactions under consideration will be completed, or that our preferred transaction structure will be accepted in the marketplace.

About Blended Learning

Blended learning is a formal education program in which a student learns at least in part through online delivery of content and instruction with some element of student control over time, place, path or pace. While still attending a “brick-and-mortar” school structure, face-to-face classroom methods are combined with computer-mediated activities.  Proponents of blending learning cite the opportunity for data collection and customization of instruction and assessment as two major benefits of this approach.

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

Federal Civil Rights Laws.

The charter schools we intend to manage must comply with federal civil rights laws or those schools could be determined ineligible to receive funds from federal programs or face criminal or civil penalties. These laws include the following:

•	Title VI of the Civil Rights Act of 1964. Title VI prohibits recipients of federal financial assistance from discriminating on the basis of race, color, or national origin.

•	Title IX of the Education Amendments of 1972. Title IX prohibits discrimination on the basis of gender by recipients of federal financial assistance.

•	Section 504 of the Rehabilitation Act of 1973. Section 504 prohibits discrimination on the basis of disability by recipients of federal financial assistance.

•

Americans with Disabilities Act of 1990. This act prohibits discrimination in employment against a qualified individual with a disability and requires that buildings, facilities, and vehicles associated with public services be accessible to individuals with disabilities.

•	Age Discrimination Act of 1975. This act prohibits recipients of federal financial assistance from discriminating on the basis of age.

•	Age Discrimination in Employment Act of 1967. This act prohibits discrimination on the basis of age in employment.

•	Equal Pay Act of 1963. This act prohibits discrimination on the basis of gender in the payment of wages.

•	Title VII of the Civil Rights Act of 1964. Title VII prohibits discrimination on the basis of gender in employment.

•

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

We believe that once we begin our educational services business, we will be in substantial compliance with all governmental regulations applicable to our business. We will employ a number of external resources to assist us in complying with our regulatory obligations. These external resources will include outside regulatory providers and consultants. As we expand our business, we will be required to raise additional capital to cover the expected increase in costs to hire and train additional internal and external resources to ensure we remain in substantial compliance with our governmental obligations.

ITEM 1A.

RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Related to Our Business

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

Our Business Could Suffer If We Lose The Services Of Key Executives

Our future success depends upon the continued services of a number of our key executive personnel, particularly our Chairman of the Board of Directors, our President, and our Chief Financial Officer. These executives will be instrumental in determining our strategic direction and focus and in publicly promoting the concept of private management of public schools. If we lose the services of either these or any of our other executive officers or key employees, our ability to grow our business would be seriously compromised and the market price of our common stock may be adversely affected. We do not maintain any key man insurance on any of our executives.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. As of the date of this report, our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

ITEM 2.

PROPERTIES

The Company does not own any real or personal property. The Company maintains an office at 1355 Peachtree St, Ste 1350 Atlanta, GA 30309 and pays rent of $1,000 per month, on a month to month basis, for the use of the space. We have two (2) full time employees. All other contributors are retained as consultants, who work from locations which are not owned or leased by the Company.

ITEM 3.

LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB and is traded under the symbol “SIBE”.  On April 10, 2014, the closing sale price for our common stock was $0.1350 on the OTCQB.  The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year	Quarter Ending	High	Low
2013	31-Dec	$0.13	$0.031
	30-Sep	$0.395	$0.035
	30-Jun	$0.27	$0.081
	31-Mar	$1.99	$0.11
2012	31-Dec	$1.99	$0.05
	30-Sep	$1.99	$0.10
	30-Jun	$2.90	$0.60
	31-Mar	$6.00	$2.00

Record Holders

As of April 11, 2014, there were approximately 183 stockholders of record holding a total of 39,114,792 shares of common stock and an unknown number of additional holders whose stock is held in “street name”. Holders of common stock vote as a single class on all matters which our stockholders are entitled to vote. Each share of common stock is entitled to one vote and shares ratably in any dividends declared by our board of directors. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

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

Results of Operations

The Company did not generate any revenues within the twelve months of operation during the year ended December 31, 2013. The Company’s net loss amounted to $1,175,290. The net loss was primarily the result of the expenses surrounding the developmental costs, completion of audits and management and overhead associated with the educational services businesses.

The 2013 operating expenses were mainly related to accrued expenses for management, consulting, legal and advisory services surrounding the move from entertainment related business activities, into the educational services and technology area, and for normal financial reporting and SEC compliance. We retained consultants to assist us in development of curriculum, businesses, and in operations, using our unregistered common stock as compensation.

In 2013 management focused its efforts on refinement of its EMO and technology business efforts and the marketing plans associated with the roll-out of its technology business. We evaluated a number of acquisitions both in the educational management area, and the educational technology arena. We recruited new members for our Board of Directors, and for our management team.

We have not yet completed any significant financings for the Company, and have funded our operations to this point with either nominal advances from management, or through the issuance of our common stock, either in lieu of compensation, or in settlement of debt. Until such time as we complete a significant financing it is unlikely that we will be able to move forward with our plans.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from June 10, 2010 (inception) to December 31, 2013.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $496,423 and no cash and a $82,000 of intangible assets as of December 31, 2013 and a working capital deficit of $672,462 and $0 of cash as of December 31, 2012. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Net cash provided by operating activities was $1,197 for the year ended December 31, 2013, compared to net cash used of $12,260 for the year ended December 31, 2012. The increase of $13,457 was primarily a result of a reduction in net loss partially offset by reductions in issuances of common stock for services and fees.

Net cash used in financing activities during the year ended December 31, 2013 was $1,197 compared to cash provided by financing activities of $12,197 for the year ended December 31, 2012. Cash used in financing activities was primarily a result of repayment of a cash overdraft.

Cash Requirements

The Company is in the development stage. The Company is subject to the risks associated with activities of development stage companies. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of debt. Additional sources of debt will be limited, and we cannot provide assurance that these sources of funds will be available in the future. The Company will take sufficient action to raise additional debt and or equity as the markets will allow. At December 31, 2013, the Company had total current assets of $1,725 consisting of prepaid expenses and intangible assets of $82,000. Stockholders’ deficit in the Company was $414,423 at December 31, 2013.

Critical Accounting Policies

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $496,423 at December 31, 2013 and has incurred a loss of $7,559,912 since inception, and further significant losses are expected to be incurred in the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS

The requirements of this Item can be found beginning on page F-1 in this Annual Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our President who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013. We have identified the following material weaknesses as of December 31, 2013: (i) lack of segregation of duties, (ii) lack of sufficient resources to ensure compliance with GAAP and the rule and regulations of the SEC, especially with regards to equity based transactions and tax accounting expertise, (iii) inadequate security over information technology and (iv) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. The control deficiencies resulted in audit adjustments to the Company’s 2013 annual financial statements.

Remediation of Material Weaknesses in Internal Control

We believe that the material weaknesses as reported will eventually be fully remediated, once we obtain sufficient working capital to hire the proper personnel for segregation of duties and with appropriate knowledge of SEC and GAAP accounting.  In addition, the Company intends to take corrective action to ensure that information required to be disclosed by the Company pursuant to the reports that the Company files or submits to the SEC is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION..

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices	Appointed	Resigned
Amy Lance	47	Chairman of the Board of Directors	10/04/13	In place
Mack Leath(1)	55	Director and Secretary	10/04/13	In place
Andrew Honeycutt	71	Director, Audit Committee member	11/03/12	In place

Dave Saba	47	President and Director	02/01/14	In place
Maurine Findley	55	Chief Financial Officer and Director	03/06/14	In place

———————

(1)

Mr. Leath resigned as President on February 1, 2014 when Dave Saba became our President.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors. The following are the names and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years, of each directors and executive officers of the Company that currently serve on the Board of Directors.

Board members during the period:

Ms. Amy Lance, age 46, joined the Board and as Chairman of the Board on 10/8/13, to fill the vacancy created with the resignation of Neal Sessions. Ms. Lance has extensive business experience, and is a leading figure in the not-for-profit community in the Southeastern, US, providing consulting and research support to a number of not-for-profit entities. Ms. Lance graduated from The University of Georgia with a BA in Business Management in 1988.

As the Chairman of the Board of Directors of our company, Ms. Lance brings our board her considerable experience in the strategic planning and growth of companies and qualifies her to continue to serve as a director or our company.

Mr. Mack Leath, age 56, joined the Board of Directors, on 10/8/13, and also became the Secretary of the Company. As well Mr. Leath was appointed to an operating role as the President of the Corporation. He is an experienced business executive, with an emphasis on sales and marketing as well as start-up oriented financing transactions. He operates a sales representation business in the chemicals field, and is involved with a number of software ventures as an advisor. He was responsible for all aspects of the day to day operations of the Company until the appointment of Dave Saba as President on 2/1/14, at which time he stepped down as President, but remains as Secretary and a Board member. Mr. Leath graduated from North Carolina State University with a B.S. in Business Administration; 1986.

As a Director of our company, Mr. Leath brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Andrew Honeycutt, age 71, Dr. Andrew Honeycutt holds a Doctorate in Business from Harvard, and an MBA from Boston University. Andrew has an extensive background in education and the teaching profession and his experience includes positions with a number of HBCU's (Historical Black Colleges and Universities). He served as Dean and Director at a number of colleges and universities and successfully implemented virtual classes and remote teaching technologies. From 2007-present, Dr. Honeycutt has been the Distinguished Business Fellow and Director of the Business Undergraduate Program, Shorter College, Rome, GA. From 2005 to 2007, he was Dean of the Akio Morita School of Business, Anaheim University.

As a Director of our company, Mr. Honeycutt brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Dave Saba, age 47, joined the Board and became President of the Company on February 1, 2014. Mr. Saba is a successful business executive, graduating from the Naval Academy in 1983 with a bachelor’s degree in Engineering, and, in 1990, was awarded a Masters in Engineering Management from the University of South Florida. Before founding AcceleratingEd, he was COO for the Math + Science Initiative, Inc.  The National Math + Science Initiative is focused on transforming schools in the United States through innovative programs with a budget of over $45 million annually. Prior to that he was CEO of Laying the Foundation, Inc. which provides teacher training and support. He has had other senior management roles in manufacturing, engineering and healthcare, as well as his experience in education.

As a Director of our company, Mr. Saba brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Maurine Findley, age 55, joined the Board and became Chief Financial Officer and a member of the board of directors on March 6, 2014. Ms. Findley has over 30 years experience in financial reporting and management, with an emphasis in the education field. She has a bachelor’s degree in economics from the University of California, Irvine, which was awarded in 1983, and has completed graduate studies at University of California, Irvine and Utah State University, Logan, Utah. She began her accounting career at KPMG Peat Marwick. From September 2012 to February 2014, she was CFO for Education Management, Inc., an equity backed education company operating seven diploma and degree granting campuses. From August 2009 until September 2012 she was the CFO for Tall Oak Learning, LLC, an equity backed company investigating post-secondary education acquisition targets and opportunities throughout southwest United States, including the acquisition of Southern Careers Institute, a seven campus system. Prior to that she held senior management and Board Member positions in a number of higher education and related educational operations groups including nine years as Controller, then Treasurer for Corinthian Colleges. During that period Corinthian experienced a 500% growth in revenues. She has also held senior finance positions in publicly traded manufacturing and software development situations.

As a Director of our company, Ms. Findley brings our board her considerable experience in the strategic planning and growth of companies and qualifies her to continue to serve as a director or our company.

Disclosure of Family Relationships.

None

Board of Directors Committees

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Dr. Honeycutt and Amy Lance serve on audit committee to review and act on and report to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Amy Lance and Mack Leath serve on the compensation committee to review and recommend compensation provided to officers and directors of the Company.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company originally incorporated its Code of Ethics in Form 10K filed with the SEC on March 30, 2004 and referenced as Exhibit 14 to this Form 10-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5 with the exception of Ms. Lance who failed to file a Form 3 and a Form 4 disclosing one transaction, Mr. Leath who failed to file a Form 3 and a Form 4 disclosing one transaction, Mr. Honeycutt who failed to file a Form 3 and a Form 4 disclosing one transaction, Mr. Hanlon who failed to file a Form 4 disclosing one transaction, Mr. Sullivan who failed to file a Form 3 and a Form 4 disclosing one transaction, Mr. Saba who failed to file a Form 3 and a Form 4 disclosing one transaction and Ms. Findley who failed to file a Form 3 and a Form 4 disclosing two transactions.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2013; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2013. Compensation information is shown for the fiscal years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Neal Sessions [1]	2013	$20,000	$0	$180,863	$0	$0	$0	$0	$200,863
	2012	$10,000	$0	$256,000	$0	$0	$0	$0	$266,000
Pierce Sullivan [2]	2013	$0	$0	$109,500	$0	$0	$0	$0	$109,500
	2012	$0	$0	$128,000	$0	$0	$0	$0	$128,000
Mack Leath 3	2013	$10,000	$0	$26,100	$0	$0	$0	$0	$36,100
	2012	$0	$0	$0	$0	$0	$0	$0	$0

———————

1.

Mr. Sessions was a Director and served as our Chief Financial Officer effective 12/1/12 and was appointed Interim Chief Executive Officer effective 12/28/12, and served in those roles until his resignation on 9/30/13. Mr. Sessions total compensation during the period consisted of the payment of $20,000 in cash, and the issuance of 450,000 shares of our unregistered common stock at the time of his resignation, valued at $84,863. Further, he received 550,000 shares of unregistered common stock as compensation as a member of the Board of Directors during 2013.

2.

Mr. Sullivan was a Director and was appointed Secretary effective 12/28/12, and served in those roles until his resignation on 12/31/13. Mr. Sullivan received 200,000 shares of common stock for services on the Board of Directors for 2012 and 300,000 shares of common stock for services on the Board of Directors for 2013.

3.

Mr. Leath became a Director effective 10/8/13 and received 500,000 shares of common stock for services on the Board of Directors for 2013 valued at $26,100 at the time of issuance. Mr. Leath was also paid $5,000 per month for his role as President and Secretary, starting in November 2013, and was issued a total of 142,857 shares of our common stock in consideration of $10,000 in payment for his salary as President during the year ended 12/31/13.

Employment Agreements with Executive Officers

In connection with the appointment of Dave Saba as President and a Director of the Company on February 1, 2014, we agreed to Mr. Saba a base salary of $160,000 per year, and he is eligible for an additional bonus of $80,000, as well as other compensation as determined by the Board of Directors. Mr. Saba’s compensation will accrue until sufficient financing is in place for ongoing operations. As is the current policy for all directors, Mr. Saba will receive 350,000 shares of our unregistered common stock upon joining the Board, as well as 150,000 shares of unregistered common stock as the 2014 stipend for all Board members. His total shares owned are 1,500,000, including 800,000 that were issued in consideration for the acquisition of AcceleratingED, LLC in February 2014, 200,000 from a prior consulting agreement for services during 2013, and 500,000 shares in conjunction with his appointment to the Board of Directors.

In connection with the appointment of Maurine Findley as our Chief Financial Officer and a Director on March 6, 2014, we agreed to pay her a base salary of $160,000 per year, and she is eligible for an additional bonus of $80,000, as well as other compensation as determined by the Board of Directors. Her compensation will accrue until sufficient financing is in place for ongoing operations. We also awarded Ms. Findley 1,000,000 shares of unregistered common stock as a bonus on March 6, 2014. As is the current policy for all directors, Ms. Findley will receive 350,000 shares of unregistered common stock upon joining the Board, as well as 150,000 shares of unregistered common stock as the 2014 stipend for all Board members.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013:

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)
Neal Sessions	0	0	0	0	0	0	0	0	0
Pierce Sullivan	0	0	0	0	0	0	0	0	0
Mack Leath	0	0	0	0	0	0	0	0	0

Incentive and Non-qualified Stock Option and Stock Award Plans

On December 28, 2012, the Board of Directors approved the issuance of (1) 200,000 shares of common stock to each Director who joined the Board in 2012 and (2) 150,000 shares of common stock in lieu of cash directors fees to each member of the Board of Directors for services as a member of the Board of Directors in 2013. This was modified in October 2013 to allow for 350,000 shares on joining the Board, and all active Directors received an additional shares of our unregistered common stock to reflect this adjustment. All shares approved for issuance by the Board of Directors on December 28, 2012 were subject to a “reverse vesting” provision, such that 50% of the shares awarded to a Director are automatically cancelled if that Director does not complete 12 months of service, measured from January 1, 2013, unless the termination results from a merger or change of control of the Company. In October 2013, recognizing that a significant change in the Board membership was needed, the vesting provisions were waived for all parties.

The following table provides information concerning the compensation of our Board members for their services as members of our Board of Directors for 2013. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in the Notes to our Consolidated Financial Statements for the year ended December 31, 2013 appearing elsewhere in this report.

Director Compensation

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Michael Hanlon(1)	—	$109,500	—	—	—	—	$109,500
Andrew Honeycutt (2)	—	$109,500	—	—	—	—	$109,500
Amy Lance(3)	—	$26,100	—	—	—	—	$26,100
Mack Leath(4)	—	$26,100	—	—	—	—	$26,100

(1)

Mr. Hanlon resigned as a Director on December 31, 2013. Mr. Hanlon received 200,000 shares of common stock for services on the Board of Directors for 2012 and 300,000 shares of common stock for services on the Board of Directors for 2013.

(2)	Mr. Honeycutt received 200,000 shares of common stock for services on the Board of Directors for 2012 and 300,000 shares of common stock for services on the Board of Directors for 2013.
(3)	Ms. Lance received 500,000 shares of common stock for services on the Board of Directors for 2013 valued at $26,100 at the time of issuance.
(4)

Mr. Leath received 500,000 shares of common stock for services on the Board of Directors for 2013 valued at $26,100 at the time of issuance.  Mr. Leath was also paid $5,000 per month for his role as President and Secretary, starting in November 2013, and was issued a total of 142,857 shares of our common stock in consideration of $10,000 in payment for his salary as President during the year ended 12/31/13.  Compensation as our President is not reflected in the table above.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 11, 2014, the number of shares of our common stock beneficially owned by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group. Unless otherwise noted, the business address of each individual listed below is c/o Sibling Group Holdings, Inc., 1355 Peachtree Street, Suite 1159, Atlanta, GA 30309. The beneficial ownership (1) percentages reflected in the table below are based on 39,114,792 shares of our common stock as of April 11, 2014.

Name of Beneficial Owner	Beneficial Ownership of Common (1)	Percent of Common
Greater than 5% Shareholders
Foundation For Innovation in Education, Inc.(2)	3,938,234	10.07%

Directors and Officers
Amy Lance, Chairman	670,000	1.71%
Mack Leath, Director	1,018,412	2.60%
Andrew Honeycutt, Director	650,000	1.66%
Dave Saba, Director and President	1,633,333	4.18%
Maurine Findley, CFO	1,500,000	3.83%

All directors and executive officers as a group (five people)	5,471,745	13.99%

———————

*	Less than 1%
(1)

"Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed outstanding for computing the ownership percentage of the person holding such options, but are not deemed outstanding for computing the ownership percentage of any other person. Restricted stock is included in the beneficial ownership amounts even though it may not be transferred

(2)	The board of directors of Foundation for Innovation in Education, Inc., an Internal Revenue Code Sec. 501(c)(3) company, has voting and dispositive control over securities held by this company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Parties.

Share Awards.

We compensate our directors for their services as directors by awards of unregistered shares of our common stock with an issuance on joining the Board, and a stipend for their service during the year. During the year ended December 31, 2012, we made awards of 200,000 shares to each of Andrew Honeycutt, Peirce Sullivan, Michael Hanlon, and Neal Sessions, and allocated 150,000 each for their service in 2013. During October 2013 the policy was amended to award 350,000 to each director on joining the Board, and as such an adjustment was made for directors at that time, resulting in the additional issuance of 150,000 each to Honeycutt, Sullivan and Hanlon. Upon joining the Board in October 2013, Amy Lance and Mack Leath were awarded 350,000 shares, and an additional 150,000 shares for their service during the year.

Note and Accounts Payable Conversions.

In September 2013, the Company issued 450,000 shares of common stock valued at $84,863, or $0.189 per share, to Neal Sessions, in conjunction with his resignation from all positions in the Company, in full satisfaction of all amounts owed to him for his services.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Liggett, Vogt & Webb P.A. for the fiscal years ended December 31, 2013 and 2012.

	2013	2012

Audit Fees	$17,000	$13,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$17,000	$13,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission, other accounting consulting and other audit services.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F – 1 and included on pages F - 2 through F - 15.

	2.

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description
2.1

Securities Exchange Agreement by and among Sibling Entertainment Group Holdings, Inc., Newco4Education I, LLC and the members of Newco4Education I, LLC dated as of December 30, 2010 (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).

3.1(a)	Certificate of Designation (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).
3.1(b)

Amended and Restated Certificate of Formation as filed with the Texas Secretary of State on August 15, 2012 and effective as of August 21, 2012 (Incorporated herein by reference to the Form 8-K as filed with the Commission on August 23, 2012).

3.2	Bylaws of the Company (Incorporated herein by reference to the Form 10-SB/A as filed with the Commission on April 18, 2000).
10.1

Loan Assignment Agreement by and among Sibling Entertainment Group Holdings, Inc., Sibling Theatricals, Inc., and Debt Resolution, LLC dated as of December 29, 2010 (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).

10.2

Form of Conversion Agreement, by and between Sibling Entertainment Group Holdings, Inc. and each holder of 13% Series AA Debentures (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).

10.3

Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Mitchell Maxwell dated as of December 30, 2010 (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).

10.4

Lock-Up Agreement by and between Sibling Entertainment Group Holdings, Inc. and Ray Meyers dated as of December 30, 2010 (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).

10.5

Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerry L. Bedore Jr. dated as of December 30, 2010 (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).

10.6

Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Timothy G. Drake dated as of December 30, 2010 (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).

10.7

Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of December 30, 2010 (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).

10.8

Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Amy Savage-Austin dated as of December 30, 2010 (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).

10.9

Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of December 30, 2010 (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).

10.10

Stock Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and A. Dixon McLeod dated as of December 30, 2010 (Incorporated herein by reference to the Form 8-K as filed with the Commission on January 6, 2011).

10.11

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerald F. Sullivan dated as of March 1, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.12

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of March 1, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.13

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald A. Gayle dated as of March 1, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.14

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald A. Gayle dated as of October 1, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.15

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Stephen C. Carlson dated as of October 1, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.16

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerald Sullivan dated as of October 24, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.17

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Steve Carlson dated as of October 24, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.18

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of October 24, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.19

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Amy Austin dated as of October 24, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.20

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Gerry Bedore dated as of October 24, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.21

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Tim Drake dated as of October 24, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.22

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Rob Copenhaver dated as of November 18, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.23

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Michael Hanlon dated as of November 18, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.24

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and William Hanby dated as of November 18, 2011 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.25

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Oswald Gayle dated as of January 31, 2012 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.26

Memorandum Agreement by and between Sibling Entertainment Group Holdings, Inc. and Steve Carlson dated as of January 31, 2012 (Incorporated herein by reference to the Form 10-K as filed with the Commission on April 30, 2012).

10.27

Modification to Master Agreement by and between Sibling Entertainment Group Holdings, Inc. and The Partnership of Atlanta, Inc. dated May 9, 2012 (Incorporated herein by reference to the Form 10-Q as filed with the Commission on May 21, 2012).

10.28

Restricted Stock Purchase and Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Blackstone Partners, LLC dated as of March 30, 2012 (Incorporated herein by reference to the Form 10-Q as filed with the Commission on May 21, 2012).

10.29

Restricted Stock Purchase and Restriction Agreement by and between Sibling Entertainment Group Holdings, Inc. and Atlanta Capital Partners, LLC dated as of March 30, 2012 (Incorporated herein by reference to the Form 10-Q as filed with the Commission on May 21, 2012).

10.30	2012 Sibling Group Holdings, Inc. Stock Incentive Plan (Incorporated herein by reference to the Form 8-K as filed with the Commission on August 23, 2012).
10.31

Series Common Stock Cancellation Memorandum between Sibling Group Holdings, Inc. and Atlantic Capital dated May 22, 2012 (Incorporated herein by reference to the Form 10-Q as filed with the Commission on October 5, 2012).

10.32	Form of Restricted Stock Purchase and Restriction Agreement (Incorporated herein by reference to the Form 10-Q as filed with the Commission on October 5, 2012).
10.33

Restricted Stock Purchase and Restriction Agreement between Sibling Entertainment Group Holdings, Inc. and Meshugeneh, LLC dated June 30, 2012 (Incorporated herein by reference to the Form 10-Q as filed with the Commission on October 5, 2012).

10.34	Debt Conversion agreement dated September 30, 2012, between the Company and Richard Smyth (Incorporated herein by reference to the Form 10-Q as filed with the Commission on December 11, 2012).
10.35	Debt Conversion agreement dated September 30, 2012, between the Company and Meshugeneh, LLC (Incorporated herein by reference to the Form 10-Q as filed with the Commission on December 11, 2012).
10.36

Consulting Agreement dated October 3, 2012, between the Company and Steeltown Consulting Group, LLC (Incorporated herein by reference to the Form 10-Q as filed with the Commission on December 11, 2012).

10.37	Consulting Agreement dated October 30, 2012, between the Company and Ahmad Arfaania (Incorporated herein by reference to the Form 10-Q as filed with the Commission on December 11, 2012).
10.38

Asset Purchase Agreement dated November 25, 2013, between BLSCH Acquisition, LLC and Blendedschools.net (Incorporated herein by reference to the Form 8-K as filed with the Commission on March 10, 2014).

10.39	Debt Conversion Agreement dated April 25, 2013, between the Company and Meshugeneh LLC (Incorporated herein by reference to the Form 10-Q as filed with the Commission on March 27, 2014).
10.40	Consulting Agreement dated May 1, 2013, between the Company and Robert Hill (Incorporated herein by reference to the Form 10-Q as filed with the Commission on March 27, 2014).
10.41

Asset Purchase Agreement dated May 31, 2013, between the Company and ClassChatter.com LLD and Daniel J. DeLuca (Incorporated herein by reference to the Form 10-Q as filed with the Commission on March 27, 2014).

10.42	Consulting Agreement dated June 1, 2013, between the Company and Daniel J. DeLuca (Incorporated herein by reference to the Form 10-Q as filed with the Commission on March 27, 2014).
10.43

Asset Purchase Agreement between the Company and the principals of PLC Consultants, LLC dated July 5, 2013 (Incorporated herein by reference to the Form 10-Q as filed with the Commission on March 28, 2014).

10.44*	Form of Consulting Agreement.
10.45*	Form of Agreement to Convert Debt
14.1	Code of Ethics dated March 1, 2004 (Incorporated herein by reference to the Form 10-K as filed with the Commission on March 30, 2004).
31.1*	Section 302 Certificate of Chief Executive Officer.
31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

———————

*	Filed herewith
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sibling Group Holdings, Inc.

Date: April 16, 2014	By:	/s/ Dave Saba
Dave Saba, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dave Saba	Chief Executive Officer and Director (principal executive officer)	April 16, 2014
Dave Saba

/s/ Maurine Findley	Chief Financial Officer and Director (principal financial and accounting officer)	April 16, 2014
Maurine Findley

/s/ Amy Lance	Director	April 16, 2014
Amy Lance

/s/ Mack Leath	Director	April 16, 2014
Mack Leath

/s/ Andrew Honeycutt	Director	April 16, 2014
Andrew Honeycutt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Sibling Group Holdings, Inc.

(A Development Stage Company)

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Sibling Group Holdings, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended December 31, 2013 and 2012. We have also audited the amounts presented for the period January 1, 2012 to December 31, 2013, included in the statements of stockholders’ deficit and in the total amounts presented in the statements of operations and cash flows for the period from June 10, 2010 (inception) to December 31, 2013. We did not audit the period June 10, 2010 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Group Holdings, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years ended December 31, 2013 and 2012, and the amounts presented for the period January 1, 2012 to December 31, 2013 included in the statements of stockholders’ deficit and in the total amounts presented in the statements of operations and cash flows for the period from June 10, 2010 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sibling Group Holdings, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A
Certified Public Accountants

New York, NY

April 16, 2014

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS

Current assets
Prepaid expenses	$1,725	$—
Total current assets	1,725	—

Intangible assets	82,000	—

Total assets	$83,725	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Cash overdraft	$—	$1,197
Accounts payable	434,290	498,641
Accrued liabilities	31,358	43,965
Amounts due to related parties	—	50,159
Short-term notes payable	32,500	78,500
Total current liabilities	498,148	672,462

Stockholders' deficit
Preferred stock, no par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Convertible series common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 32,002,628 and 18,701,070 issued and outstanding at December 31, 2013 and 2012	3,201	1,871
Additional paid-in capital	7,190,100	5,758,101
Deficit accumulated during the development stage	(7,607,724)	(6,432,434)
Total stockholders' deficit	(414,423)	(672,462)

Total liabilities and stockholders' deficit	$83,725	$—

See accompanying notes to consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

	Year ended December 31,		Cumulative from June 10, 2010 (Inception) to December 31,
	2013	2012	2013 (Unaudited)
Operating expenses
General and administrative	$4,786	$3,575,123	$5,908,338
Professional fees	1,171,708	94,270	1,516,399
Total operating expenses	1,176,494	3,669,393	7,424,737

Loss from operations	(1,176,494)	(3,669,393)	(7,424,737)

Other income (expense)
Other income	1,197	—	1,197
Interest income (expense)	7	(17,445)	(28,322)
Loss on extinguishment of debt	—	—	(108,050)
Total other income (expense)	1,204	(17,445)	(135,175)

Net loss	$(1,175,290)	$(3,686,838)	$(7,559,912)

Net loss per share	$(0.06)	$(0.58)

Weighted average shares outstanding, basic and diluted	21,351,260	6,402,762

See accompanying notes to consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the Periods Ended June 10, 2010 (Inception) to December 31, 2013

						Deficit
						Accumulated
	Convertible Series				Additional	During the
	Common		Common		Paid-In	Development	Treasury
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Total

Balance at June 10, 2010 (Date of Inception)	—	$—	—	$—	$100	$—	$—	$100
Reverse merger recapitalization	9,879,854	988	466,358	47	4,517	(47,812)	—	(42,260)
Net loss	—	—	—	—	—	(334,430)	—	(334,430)
Balance at December 31, 2010 (Unaudited)	9,879,854	988	466,358	47	4,617	(382,242)	—	(376,590)

Common shares issued for cash at $2.00 per share	—	—	5,714	1	9,999	—	—	10,000
Common shares issued for fees accrued during merger	—	—	20,000	2	39,998	—	—	40,000
Common shares issued for prepaid expenses at $9.00 per share	—	—	25,000	3	224,997	—	—	225,000
Common shares issued for liabilities to be settled in stock at $2.00 per share, and $5.00 per share	—	—	83,465	8	190,922	—	—	190,930
Common shares issued for settlement of accrued expenses at $5.00 per share (loss on extinguishment of $16,666)	—	—	8,333	1	41,665	—	—	41,666
Common shares issued to settle amounts due to related parties at $5.00 per share, and $20.00 per share (loss on extinguishment of $62,779)	—	—	47,969	5	488,527	—	—	488,532
Common shares issued for consulting fees at $20.00 per share	—	—	20,000	2	399,998	—	—	400,000
Common shares issued for settlement of accounts payable at $13.00 per share	—	—	3,600	—	72,000	—	—	72,000
Common shares issued for Director's fees at $13.00 per share	—	—	34,000	3	469,997	—	—	470,000
Common shares issued for services at $20.00 per share	—	—	1,500		30,000	—	—	30,000
Net loss	—	—	—	—	—	(2,363,353)	—	(2,363,353)
Balance at December 31, 2011 (Unaudited)	9,879,854	988	715,939	72	1,972,720	(2,745,595)	—	(771,815)

Common stock issued for settlement of notes payable to related party at $4.00 per share	—	—	5,576	1	22,304	—	—	22,305
Common stock issued for liabilities to be settled in stock at $4.00 per share	—	—	5,328	—	21,307	—	—	21,307
Common stock issued for consulting fees at $3.00 per share	—	—	10,000	1	29,999	—	—	30,000
Series common stock reacquired at $4.13 per share	(430,000)	—	—	—	1,828,007	—	(1,828,007)	—
Series common stock issued in consideration of compensation at $4.13 per share	430,000	—	—	—	—	—	1,828,007	1,828,007
Series common stock reacquired at $0.012 per share	(80,010)	—	—	—	145,000	—	(145,000)	—
Series common stock issued in consideration of compensation at $1.81 per share	80,010	1	—	—	(1)	—	145,000	145,000
Common stock issued for settlement of accounts payable at $0.60 per share	—	—	50,000	5	29,995	—	—	30,000
Fractional shares and rounding	—	—	66	—	3	(1)	—	2
Conversion of series common to common	(9,879,854)	(989)	14,947,216	1,495	(506)	—	—	—
Cancellation of series common issued for compensation	—	—	(120,055)	(12)	(144,988)	—	—	(145,000)
Common stock issued for settlement of accounts payable at $2.00 per share	—	—	257,000	26	513,344	—	—	513,370
Common stock issued for consulting fees at $0.05 per share	—	—	500,000	50	24,950	—	—	25,000
Common stock issued for consulting fees at $1.25 per share	—	—	500,000	50	624,950	—	—	625,000
Common stock issued for consulting fees at $0.64 per share	—	—	280,000	28	179,172	—	—	179,200
Common stock issued for Director’s fees at $0.64 per share	—	—	1,550,000	155	511,845	—	—	512,000
Net loss	—	—	—	—	—	(3,686,838)	—	(3,686,838)
Balance at December 31, 2012	—	$—	18,701,070	$1,871	$5,758,101	$(6,432,434)	$—	$(672,462)

(Continued)

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (Continued)

For the Periods Ended June 10, 2010 (Inception) to December 31, 2013

						Deficit
						Accumulated
	Convertible Series				Additional	During the
	Common		Common		Paid-In	Development	Treasury
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Total

Balance at December 31, 2012	—	$—	18,701,070	$1,871	$5,758,101	$(6,432,434)	$—	$(672,462)

Common stock issued for Director’s fees	—	—	—	—	480,000	—	—	480,000
Common stock issued for services at $0.23 per share	—	—	27,754	3	6,497	—	—	6,500
Common stock issued for services at $0.20 per share	—	—	50,497	5	9,995	—	—	10,000
Common stock issued for services at $0.17 per share	—	—	60,606	6	9,994	—	—	10,000
Common stock issued for services at $0.24 per share	—	—	55,786	6	13,495	—	—	13,501
Common stock issued for services at $0.10 per share	—	—	136,365	14	13,486	—	—	13,500
Common stock issued for services at $0.05 per share	—	—	702,087	70	35,034	—	—	35,104
Common stock issued for services at $0.0484 per share	—	—	547,521	55	26,445	—	—	26,500
Common stock issued for services at $0.036 per share	—	—	6,250,000	625	226,784	—	—	227,409
Common stock issued for services at $0.08 per share	—	—	255,556	25	20,419	—	—	20,444
Common stock issued for services at $0.09 per share	—	—	1,044,444	104	93,896	—	—	94,000
Common stock issued for services at $0.03 per share	—	—	100,000	10	2,990	—	—	3,000
Common stock issued for services at $0.115 per share	—	—	647,826	65	74,435	—	—	74,500
Common stock issued for services at $0.057 per share	—	—	4,813	—	275	—	—	275
Common stock issued for services at $0.07 per share	—	—	692,857	69	48,431	—	—	48,500
Common stock issued for prepaid expenses at $0.057 per share	—	—	30,187	3	1,722	—	—	1,725
Common stock issued for settlement of account payable at $0.23 per share	—	—	257,040	26	59,350	—	—	59,376
Common stock issued for settlement of account payable at $0.05 per share	—	—	50,000	5	2,495	—	—	2,500
Common stock issued for settlement of account payable at $0.135 per share	—	—	50,000	5	6,720	—	—	6,725
Common stock issued for settlement of account payable at $0.07 per share	—	—	74,314	7	5,195	—	—	5,202
Common stock issued for settlement of account payable at $0.187 per share	—	—	150,000	15	27,985	—	—	28,000
Common stock issued for settlement of account payable at $0.08 per share	—	—	500,000	50	40,110	—	—	40,160
Common stock issued for settlement of account payable at $0.087 per share	—	—	125,714	13	10,987	—	—	11,000
Common stock issued for settlement of accrued interest payable at $0.087 per share	—	—	17,143	2	1,498	—	—	1,500
Common stock issued for settlement of accrued interest payable at $0.12 per share	—	—	100,000	10	11,990	—	—	12,000
Common stock issued for settlement of note payable at $0.087 per share	—	—	57,143	6	4,994	—	—	5,000
Common stock issued for settlement of note payable at $0.12 per share	—	—	250,000	25	29,975	—	—	30,000
Common stock issued for settlement of related party payable at $0.05 per share	—	—	450,000	45	84,863	—	—	84,908
Common stock issued for purchase of intangible asset at $0.18 per share	—	—	316,905	31	57,969	—	—	58,000
Common stock issued for purchase of intangible asset at $0.24 per share	—	—	300,000	30	23,970	—	—	24,000
Net loss, year ended December 31, 2013	—	—	—	—	—	(1,175,290)	—	(1,175,290)
Balance at December 31, 2013	—	$—	32,005,628	$3,201	$7,190,100	$(7,607,724)	$—	$(414,423)

See accompanying notes to consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year ended December 31,		Cumulative from June 10, 2010 (Inception) to December 31,
	2013	2012	2013
			(Unaudited)
Cash flows from operating activities
Net loss	$(1,175,290)	(3,686,838)	(7,559,912)
Adjustments to reconcile net less to net cash provided by (used in) operating activities
Common stock issued for consulting fees	—	3,146,192	3,146,192
Common stock issued for directors fees	572,700	512,000	1,554,700
Common stock issued for services	490,533	128,000	1,088,533
Loss on extinguishment of debt	—	—	108,050
Changes in operating assets and liabilities
Accounts payable	77,612	(77,181)	564,835
Accrued liabilities	893	20,843	156,823
Liabilities settled in stock	—	—	(5,965)
Derivative liability	—	(34,137)	—
Prepaid expenses	—	—	314,704
Due to related parties	34,749	(21,139)	583,440
Net cash provided by (used in) operating activities	1,197	(12,260)	(48,600)

Cash flows from financing activities
Repayment of cash overdraft	(1,197)	1,197	—
Common stock issued for cash	—	—	10,000
Proceeds from short-term notes payable	—	11,000	13,500
Proceeds from notes payable	—	—	30,000
Repayments of related party notes payable	—	—	(5,000)
Capital contribution	—	—	100
Net cash provided by financing activities	(1,197)	12,197	48,600

Net change in cash	$—	$(63)	$—
Cash, beginning of period	—	63	—
Cash, end of period	$—	$—	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Supplemental disclosure of non-cash operating and financing activities
Reclassification of short term note payable to accounts payable	$11,000	$—	$—
Common stock issued for settlement of note payable	$35,000	$—	$—
Common stock issued for settlement of account payable	$141,963	$564,677	$—
Common stock issued for settlement of accrued interest payable	$13,500	$—	$—
Common stock issued for prepaid expenses	$1,725	$—	$—
Common stock issued for settlement of related party payable	$84,908	$22,305	$—
Common stock issued for purchase of intangible asset	$82,000	$—	$—

See accompanying notes to consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

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

(b)

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, N4E.All significant intercompany transactions and balances have been eliminated.

(c)

Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $7,559,912 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

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

DECEMBER 31, 2013 and 2012

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

Certain assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

DECEMBER 31, 2013 and 2012

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

Note 4 - Due to Related Parties

On December 31, 2012 the amount due to related parties was $50,159, consisting of $10,000 for accrued compensation due to the former CEO and CFO, Neas Sessions and $40,159 due to Gerald F. Sullivan, former Chairman of the Board, for cash advances made to the company for operating expenses.  Both of these obligations were settled during 2013.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 and 2012

The Company entered into an agreement on October 1, 2011 with Stephen C. Carlson, former CEO, to convert debt for services as CEO for the period April 1, 2011 to September 30, 2011. The company owed him a balance of $16,000 at December 31, 2012, including a $5,000 note payable described below. These obligations were settled during 2013.

Notes Payable –Related Party

On January 21, 2011 Stephen C. Carlson loaned the Company $5,000 in the form of a Promissory Note with an annual interest rate of 3.0%. There was balance due of $5,000 due on this loan at December 31, 2012 and $1,621 in accrued interest on this note at December 31, 2012.

Note 5 - Short-Term Notes Payable

Short term notes payable consists of the following:

	December 31,
	2012	2011
Short Term Note	$2,500	$48,500
Outstanding Debenture	30,000	30,000
Total Short Term Notes	$32,500	$78,500

At December 31, 2013 and December 31, 2012 the Company had a note payable balance of $2,500 and $48,500 respectively. This represents short term notes with annual interest rates ranging from 10% to 12%. At December 31, 2013 and 2012 these notes had accrued interest in the amount of $383 and $10,692, respectively.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $19,875 and $22,173 as of December 31, 2013 and 2012, respectively, which is in default.

Note 6 - Income Taxes

The Company accounts for income taxes under FASB ASC 740 –. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

The Company had net operating loss carryforwards available to offset future taxable income approximating $4.0 million as of December 31, 2013, which expire through 2033. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 and 2012

If the Company had more than a 50% change in ownership over a three year period, then the net operating loss carryforwards are limited as to its use under Internal Revenue Code Section 382. We believe the multiple events over the past few years have triggered Section 382 limitations, but no formal study has been under taken, as the Company has not filed its income tax returns in several years.

Income tax expenses and effective income tax rates for the years ended December 31, 2013 and 2012 consist of the following:

	2013	2012
Current taxes (federal and state benefit)	$(448,000)	$(1,401,000)
Permanent differences	404,000	1,437,000
Valuation allowance (NOL utilized)	44,000	(36,000)
Effective income tax rate	0%	0%

The effective income tax rate for the years ended December 31, 2013 and 2012 differ from the U.S. Federal statutory income tax rate as follows:

	2013	2012
Federal statutory income tax rate	(34%)	(34%)
State income taxes, net of federal benefit	(4%)	(4%)
Permanent differences	34%	39%
Valuation Allowance ( benefit )	4%	(1%)
Effective income tax rate	0%	0%

The Company has not filed its tax returns for several years.

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

DECEMBER 31, 2013 and 2012

Note 8 - Capital Stock

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

DECEMBER 31, 2013 and 2012

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

DECEMBER 31, 2013 and 2012

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

DECEMBER 31, 2013 and 2012

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

DECEMBER 31, 2013 and 2012

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

During the three months ended December 31, 2013, the Company issued 8,197,517 shares of common stock pursuant to Consulting Agreements. The stock issued was fair valued at prices ranging from $0.04 to $0.12 per share for a total fair value of $402,044.

During the three months ended December 31, 2013, the Company issued 1,450,000 shares of common stock in accordance with the Company’s Board of Directors’ compensation policy. The shares issued were fair valued at prices ranging from $0.04 to $0.09 for a total fair value of $92,700.

During the three months ended December 31, 2013, the Company issued 1,250,000 shares of common stock in conversion of outstanding debts. The stock issued was fair valued at $0.09 per share for a total fair value of $93,702.

Note 9 – Commitments and Contingencies

During 2013, the Company entered into seven consulting agreements where the consultants will be paid a total of $35,000 per month. All fees will be paid in common stock on the first day of each month valued at 110% of the closing share price during the final ten trading days of the previous month.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2013 and 2012

Note 10 – Subsequent Events

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