Form 10-Q
period 2014-03-31
Sibling Group Holdings, Inc.
filed 2014-05-15
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  000-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0270334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

There are 39,421,457 shares of common stock issued and outstanding as of May15, 2014.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited), and the period from June 10, 2010 (inception) to March 31, 2014 (unaudited)	2
	Condensed Consolidated Statements of Stockholder’s Equity (Deficit) for the period June 10, 2010 (inception) to March 31, 2014 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited), and the period from June 10, 2010 (inception) to March 31, 2014 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 4.	CONTROLS AND PROCEDURES	19

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGSS	20
ITEM 1A.	RISK FACTORS	20
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 6.	EXHIBITS	21
	SIGNATURES	22

i

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets
Cash	$1,169	$—
Prepaid expenses	7,969	1,725
Total current assets	9,138	1,725

Intangible assets	122,000	82,000

Total assets	$131,138	$83,725

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$512,311	$434,290
Accrued liabilities	66,167	31,358
Short-term notes payable	32,500	32,500
Total current liabilities	610,978	498,148

Stockholders' deficit
Preferred stock, no par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Convertible series common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 39,114,791 and 32,002,628 issued and outstanding at March 31, 2014 and December 31, 2013	3,911	3,201
Additional paid-in capital	7,736,222	7,190,100
Deficit accumulated during the development stage	(8,219,973)	(7,607,724)
Total stockholders' deficit	(479,840)	(414,423)

Total liabilities and stockholders' deficit	$131,138	$83,725

See accompanying notes to unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Cumulative from June 10, 2010 (Inception) to March 31,
	2014	2013	2014
Operating expenses
General and administrative	$140,472	$50	$6,048,810
Professional fees	458,329	179,338	1,974,728
Total operating expenses	598,801	179,388	8,023,538

(Loss) from operations	(598,801)	(179,388)	(8,023,538)

Other income (expense)
Other income	—	1,197	1,197
Interest income (expense)	(13,448)	(612)	(41,770)
Loss on extinguishment of debt	—	—	(108,050)
Total other income (expense)	(13,448)	585	(148,623)

Net (loss)	$(612,249)	$(178,803)	$(8,172,161)

Net loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding, basic and diluted	35,369,071	18,701,070

See accompanying notes to unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit

For the Periods Ended June 10, 2010 (Inception) to March 31, 2014

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

For the Periods Ended June 10, 2010 (Inception) to March 31, 2014

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Deficit (Continued)

For the Periods Ended June 10, 2010 (Inception) to March 31, 2014

(Unaudited)

						Deficit
						Accumulated
	Convertible Series				Additional	During the
	Common		Common		Paid-In	Development	Treasury
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Total

Balance at December 31, 2013	—	$—	32,005,628	$3,201	$7,190,100	$(7,607,724)	$—	$(414,423)

Common stock issued for services at $0.05 per share	—	—	870,000	87	43,413	—	—	43,500
Common stock issued for services at $0.09 per share	—	—	483,333	48	43,452	—	—	43,500
Common stock issued for services at $0.10 per share	—	—	518,330	51	51,781	—	—	51,832
Common stock issued for services at $0.08 per share	—	—	2,212,500	222	176,778	—	—	177,000
Common stock issued for directors' fees at $0.10 per share	—	—	500,000	50	49,950	—	—	50,000
Common stock issued for directors' fees at $0.08 per share	—	—	950,000	95	75,905	—	—	76,000
Common stock issued for asset acquisition at $0.05 per share	—	—	800,000	80	39,920	—	—	40,000
Common stock issued for rent at $0.10 per share	—	—	150,000	15	14,985	—	—	15,000
Common stock issued for cash at $0.08 per share	—	—	625,000	62	49,938	—	—	50,000
Net loss, period ended March 31, 2014	—	—	—	—	—	(612,249)	—	(612,249)
Balance at March 31, 2014	—	$—	39,114,791	$3,911	$7,736,222	$(8,219,973)	$—	$(479,840)

See accompanying notes to unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Cumulative from June 10, 2010 (Inception) to March 31,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(612,249)	(178,803)	(8,172,161)
Adjustments to reconcile net less to net cash provided by (used in) operating activities
Common stock issued for consulting fees	—	—	3,146,192
Common stock issued for directors fees	126,000	120,000	1,680,700
Common stock issued for services	315,832	—	1,404,365
Common stock issued for rent	15,000		15,000
Loss on extinguishment of debt	—	—	108,050
Changes in operating assets and liabilities
Accounts payable	78,021	42,042	642,856
Accrued liabilities	34,809	612	191,632
Liabilities settled in stock	—	—	(5,965)
Derivative liability	—	—	—
Prepaid expenses	(6,244)	—	308,460
Due to related parties	—	19,000	583,440
Net cash provided by (used in) operating activities	(48,831)	2,851	(97,431)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Repayment of cash overdraft	—	(1,197)	—
Common stock issued for cash	50,000	—	60,000
Proceeds from short-term notes payable	—	—	13,500
Proceeds from notes payable	—	—	30,000
Repayments of related party notes payable	—	—	(5,000)
Capital contribution	—	—	100
Net cash provided by financing activities	50,000	(1,197)	98,600

Net change in cash	$1,169	$1,654	$1,169
Cash, beginning of period	—	—	—
Cash, end of period	$1,169	$1,654	$1,169

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash operating and financing activities
Reclassification of short term note payable to accounts payable	$—	$11,000
Common stock issued for the purchase of intangible asset	$40,000	—

See accompanying notes to unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, N4E, All significant intercompany transactions and balances have been eliminated.

(c) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, and has incurred losses of $8,172,161 since inception, and further significant losses are expected to be incurred during the Company’s development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, debentures, and other loans, and advances from related parties to finance ongoing operating losses.

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

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

Certain assets and liabilities that are measured at fair value on a recurring basis  are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements . FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

Note 2 - Summary of Significant Accounting Policies (Continued)

(d) Stock-Based Compensation (Continued)

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

Note 3 – Acquisition Activity

During 2013 we completed the acquisition of two internet properties, ClassChatter.com and ClassChatterLive.com as well as the assets and operations of PLC Consultants, LLC.  We are currently working on web site revisions for these assets, which have not yet been placed in service, and are hence not amortized during the first quarter of 2014.

On February 1, 2014, we completed the purchase of the assets of DWSaba Consulting, LLC for 800,000 shares of restricted common stock valued at $0.05 per share for total consideration of $40,000. This allowed Sibling Group Holdings access to the AcceleratingED.com website, newsletter, extensive contacts in education as well as access to the education marketing and sales tools developed by DWSaba Consulting, LLC.

Once these intangibles have been placed in service we will commence amortizing them over a three year period.

The Company continues conversations with a number of acquisition targets with the anticipation of  announcements during 2014.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

Note 4 - Short-Term Notes Payable

Short term notes payable consists of the following:

	March 31, 2014	December 31, 2013
Short Term Note	$2,500	$2,500
Outstanding Debenture	30,000	30,000
Total Short Term Notes	$32,500	$32,500

At March 31, 2014 and December 31, 2013 the Company had notes payable with a total balance of $32,500. This represents short term notes with annual interest rates ranging from 10% to 12%. At March 31, 2014 and December 31, 2013 these notes had accrued interest in the amount of $20,933 and $20,258, respectively.

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $20,550 as of March 31, 2014, which is in default.

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

Note 6 - Capital Stock (Continued)

Reacquisition and Reissuance of Series Common Stock (Continued)

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

Note 6 - Capital Stock (Continued)

Common Stock (Continued)

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

Note 6 - Capital Stock (Continued)

Common Stock (Continued)

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

In February 2012, the Company issued 10,000 shares of common stock values at $30,000, or $3.00 per share, to The Partnership of Atlanta Incorporated for consulting services.

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

During the year ended December 31, 2013, the Company issued the following shares of Common Stock:

On April 25, 2013, the Company issued 257,040 shares of common stock valued at $59,376 or $0.23 per share for the settlement of accounts payable.

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

Note 6 - Capital Stock (Continued)

Common Stock (Continued)

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

SIBLING GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

Note 6 - Capital Stock (Continued)

Common Stock (Continued)

On September 30, 2013 the Company issued 50,000 shares of common stock valued at $2,500 or $.05 for the conversion of an outstanding debt.

During the fourth quarter of 2013, the Company issued 8,197,517 shares of common stock pursuant to Consulting Agreements. The stock issued was fair valued at prices ranging from $0.04 to $0.12 per share for a total fair value of $402,044.

During the fourth quarter of 2013, the Company issued 1,450,000 shares of common stock in accordance with the Company’s Board of Directors’ compensation policy. The shares issued were fair valued at prices ranging from $0.04 to $0.09 for a total fair value of $92,700.

During the fourth quarter of 2013, the Company issued 1,250,000 shares of common stock in conversion of outstanding debts. The stock issued was fair valued at $0.09 per share for a total fair value of $93,702.

For the three months ended March 31, 2014, the Company issued the following shares of Common Stock:

On January 1, 2014 the Company issued a total of 870,000 share of common stock in exchange for consulting services. The shares issued were fair valued at $0.05 per share for a total fair value of $43,500.

On February 1, 2014 the Company issued a total of 800,000 shares of common stock to complete the acquisition of DWSaba Consulting LLC. The shares were issued at $0.05 per share for a total consideration of $40,000.

Also on February 1, 2014, the Company issued a total of 500,000 shares with a fair value of $0.10 per share and 483,333 shares with a fair value of $0.09 per share for total issuances of 983,333 shares carrying a total fair value of $93,500.

On March 1, 2014, the Company issued a total of 518,330 shares of common stock for services and 150,000 common shares in exchange for rent. The stock issued was fair valued at $0.10 per share for a total fair value of $ 66,833.

On March 6, 2014, the Company issued a total of 3,162,500 common shares in exchange for services and 625,000 common shares in exchange for cash. The stock carried a value of $0.08 per share resulting in a total value of services of $253,000 and total cash proceeds of $50,000.

Note 7 – Commitments and Contingencies

During 2013, the Company entered into seven consulting agreements where the consultants will be paid a total of $38,500 per month. All fees will be paid in common stock on the first day of each month valued at 110% of the closing share price during the final ten trading days of the previous month.

The Company has recently received regulatory approval to move forward with the acquisition of Blendedschools.net’s (BSN) operating assets to BLSCH Acquisition LLC, a wholly owned subsidiary of Sibling Group Holding, Inc.  A copy of the definitive agreement is attached as an exhibit to this filing.  The Company is currently working on completing its due diligence and reviewing disclosures provided by BSN prior to closing, expected sometime during the second quarter of 2014.  In November 2013, the Company entered into a purchase agreement to acquire certain assets of Blendedschools,net  for $550,000 subject to certain deliverables from the seller and the Company.

Note 8 –Subsequent Events

During April 2014, the Company issued a total of 256,665 common shares for services in accordance with consulting agreements in effect. The shares were valued at $0.15 resulting in total expense of $38,500.

Also during April 2014, the Company issued 50,000 common shares with a market value of $0.14 per share for services resulting in total consideration of $7,000.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our mission is to utilize advanced technology and education management techniques to enhance and accelerate the delivery of 21 st century learning using multiple teaching and learning modalities on a global basis.  We intend to accomplish this mission by accessing funds from the public capital markets and melding them into a unified strategy that will help to accelerate the improvement of education across the globe.  Our desired result will be better educated children, a sustainable and cost effective teaching model for education, at all age levels, including career education, and reduced dependence on governmental funding.

Critical Accounting Policies

Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 31, 2013.  However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements.  In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate.  Actual results may differ significantly from the estimates contained in our unaudited consolidated financial statements.  There have been no changes to our critical accounting policies during the fiscal quarter ended March 31, 2014.

Results of Operations

For the three months ended March 31, 2014, our operations included satisfying continuous public disclosure requirements and the continued focus on the development and deployment of software, systems, and procedures to enhance the rate of learning in both primary and secondary education.  We took steps to create specifications for our initial internet-based offerings, to seek qualified vendors to supply software and systems, and we have begun the process of developing a marketing plan for its deployment.  We have engaged a digital advertising and marketing agency to support our needs in an outsourcing arrangement, and have rolled out new product identifications.  We continue to seek qualified executives in support of our plans for growth, and we expect to expand both the management team and our Board of Directors during the near term.

We have expanded our pool of acquisition targets and expect increased activity in the second and third quarters of 2014.

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

For the three month period ended March 31, 2014, we recorded a net loss of $612,249 and the aggregate net loss from inception to date is $8,172,161; these losses are primarily attributable to general and administrative expenses.   A large portion of the general and administrative expenses as of  March 31, 2014 were related to the appointment of our new President and Chief Financial Officer, and consultants engaged in certain activities, including but not limited to, consultation with respect to management, marketing, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business, expansion of services, evaluation of acquisition and business opportunities and review and advice regarding our overall progress, needs and condition.

Liquidity and Capital Resources

We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources and shareholders’ equity.  For the periods ending March 31, 2014 and December 31, 2013, the Company had total assets of $131,138 and $83,725; current liabilities of $610,978 and $498,148 and stockholders’ deficits of $479,840 and $414,423, respectively.

We have had no capital expenditures from June 10, 2010 (inception) to March 31, 2014, and have no plans for the purchase of any plant or equipment in the foreseeable future.

We will depend almost exclusively on outside capital through the issuance of our securities and advances from related and other parties to finance ongoing operating losses.  Our ability to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that we will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We estimate that we will require at least $1,000,000 in additional funding over the next 12 months to complete the acquisition of Blendedschools.net and to develop our business.  Presently, we have no liquid assets with which to meet our current expenses.  Current and anticipated capital needs may vary based on our acquisition strategy and opportunities, or technology development activities.  As a result, we may raise capital through the issuance of debt, the sale of equity, or a combination of both.

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

As of March 31, 2014, corporate offices are located at 1355 Peachtree Street, Suite 1150, Atlanta, GA 30309.

We currently have two full time employees, our President and Chief Financial Officer, who were both hired during the first quarter of 2014.  There are no immediate plans for any additional employees.  The individuals working for the benefit of the Company have been compensated primarily through the issuance of stock, or accrued payroll beginning March 1, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO,  to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.  We have identified the following material weaknesses as of March 31, 2014: (i) lack of segregation of duties, (ii) lack of sufficient resources to ensure compliance with GAAP and the rule and regulations of the SEC, especially with regards to equity based transactions and tax accounting expertise, (iii) inadequate security over information technology and (iv) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is not involved in any legal proceeding as of the date of these financial statements. The Company may become involved in litigation in the future in the normal course of business.

ITEM 1A.

RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part 1, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Exemption from Registration

The securities issued during the three months ended March 31, 2014 were issued without registration with the Securities and Exchange Commission, pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The securities are offered and sold only to accredited investors as defined in Regulation D.  This exemption applies because the Company did not make any public offer to sell any securities, but rather, the Company only offered securities to persons known to the Company to be accredited investors and only sold securities to persons who represented to the Company in writing that they are accredited investors.

On January 1, 2014, the Company issued 870,000 shares of common stock valued at $43,500 or $0.05 per share for consulting services pursuant to Consulting Agreements.

On February 1, 2014, the Company issued 800,000 shares of common stock valued at $40,000 or $0.05 per share for the purchase of intangible assets pursuant to an Asset Purchase Agreement between the Company and principals of DWSaba Consulting LLC.

On February 1, 2014, the Company issued 500,000 shares of common stock valued at $50,000 or $0.10 per share for a one time incentive and for services rendered as a member of the Board of Directors.

On February 1, 2014, the Company issued 483,333 shares of common stock valued at $43,500 or $0.09 per share for consulting services pursuant to Consulting Agreements.

On March 1, 2014, the Company issued 150,000 shares of common stock valued at $15,000 or $0.10 per share for the conversion of an outstanding debt.

On March 1, 2014, the Company issued 385,000 shares of common stock valued at $38,500 or $.10 per share for consulting services pursuant to Consulting Agreements.

On March 1, 2014, the Company issued 133,333 shares of common stock valued at $13,333 or $0.10 per share in lieu of wages.

On March 6, 2014, the Company issued 950,000 shares of common stock valued at $76,000 or $.08 per share for services rendered for members of the Board of Directors.

On March 6, 2014, the Company issued 1,000,000 shares of common stock valued at $80,000 or $0.08 per share as a one time incentive bonus pursuant to an employment arrangement.

On March 6, 2014, the Company issued 650,000 shares of common stock valued at $52,000 or $.08 per share for as a one time bonus for work performed under Consulting Agreements.

On March 6, 2014, the Company issued 62,500 shares of common stock valued at $5,000 or $.08 per share for consulting services pursuant to a Consulting Agreement.

On March 6, 2014, the Company issued 625,000 shares of common stock valued at $50,000 or $.08 per share in exchange for cash.

On March 6, 2014 the Company issued 500,000 shares of common stock valued at $40,000 or $.08 per share for services rendered pursuant to a consulting agreement.

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
Maurine Findley
Chief Financial Officer
(Principal Accounting Officer)

Dated:  May 15, 2014

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Asset Purchase Agreement between the Company and DWSaba Consulting LLC and David W. Saba, dated January 31, 2014.
10.2*	Asset Purchase Agreement between the Company and BLSCH Acquisition, LLC and BLENDEDSCHOOLS.NET, dated November 25, 2013.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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