Form 10-KT
period 2014-06-30
Sibling Group Holdings, Inc.
filed 2014-10-07
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☐	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended ______________.

☑	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from January 1, 2014 to June 30, 2014.

Commission file number: 000-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0270334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Mopac Expressway South, Barton Oaks Plaza One, Suite 300, Austin, TX 78746

(Address of principal executive offices) (Zip Code)

(512) 329-1905

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter (Transition Period). $2,872,400 on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 48,239,640 shares of common stock are outstanding as of September 30, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SIBLING GROUP HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

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

PART I

ITEM 1.

BUSINESS

General

Our mission is to discover, develop and deliver resources to expand and improve lifelong learning opportunities and achievement. The mission is accomplished by accessing funds from the public capital markets and applying them in a unified strategy of growth and acquisitions to accelerate the improvement of early childhood, K-12, post-secondary and corporate education around the world.

The K-12 education market is large and the use of online learning is gaining greater acceptance. The National Center for Education Statistics ("NCES"), a division of the U.S. Department of Education, reports that there are approximately 48 million students attending 98,800 schools in 13,600 K-12 school districts in the fall of 2013. NCES estimates that total spending in the K-12 market is over $563 billion in 2013 and will rise by 24% by 2022.

Many students are moving online. According to the Keeping Pace Report of 2013, almost five percent of public education students took an online course and one-sixth of those enrolled in a full-time online program. Six states now require the completion of an online course prior to high school graduation. Multi-district fully online schools served an estimated 310,000 students in 30 states during the 2012-13 school year. According to the International Association for K-12 Online Learning ("iNACOL") 1.82 million K-12 students participated in a formal online learning program.

Our Repositioning

Since 2011 we have been pursuing educational business opportunities and initiatives, ramped up our review of the market for educational based businesses and expanded our view of suitable acquisition targets. This led to our May 2014 acquisition of all of the assets and operations of BLENDEDSCHOOLS.NET ("Blended Schools Network"), a provider of state-of-the-art online learning solutions for schools. In order to support our transition towards the operation and expansion of Blended Schools Network, we restructured our senior management to add personnel with educational, operational and business growth experience which included the following management changes:

In February 2014 Dave Saba joined our Board of Directors and became our President. Mr. Saba has over 14 years of experience as an educational business executive as well as a senior manager in manufacturing, engineering and healthcare businesses.

In March 2014 Maurine Findley joined our Board of Directors and our company as our Chief Financial Officer and was appointed our Chief Executive Officer in June 2014. Ms. Findley has over 30 years of experience in financial reporting and management, with an emphasis in the education field.

In June 2014 Jed Friedrichsen was appointed as our Chief Academic Officer. Mr. Friedrichsen has over 14 years of experience operating on-line educational companies and has been the Chief Executive Officer and Chief Administrative Officer of Blended Schools Network.

In June 2014 Angelle Judice joined our company as our Chief Financial Officer. Ms. Judice has over 25 years of experience and has served in a variety of accounting and finance positions for both public and private companies, most recently in educational management companies and in private accounting.

In June 2014 Richard Marshall joined our company as our Chief Development Officer and is responsible for capital markets interface, investor relations, and corporate communications. Mr. Marshall has served in a variety of roles in investor relations and corporate development.

We believe these changes strengthen our ability to effectively grow our education business in an evolving industry as we seek to implement a unified strategy of growth and acquisitions.

Growth Plan

Sibling's mission is to discover, develop, and deliver resources to expand and improve lifelong learning opportunities and achievement. Growth is achieved organically through the operations of Blended Schools Network, which we acquired on May 30, 2014, and through our planned acquisition of companies that complement the lifelong learning continuum.

Blended Schools Network was established in 2002 by a group of Pennsylvania public school administrators to create an online solution for schools to increase student achievement by providing state-of-the-art learning opportunities for all students.

Over the past decade, Blended Schools Network has designed, published and continuously upgraded a complete K-12 online curriculum for schools and school districts implementing blended and eLearning programs. An existing library of over 212 online courses, 15,000 lessons and 12,000 videos includes a variety of teaching, learning and assessment assets enabling teachers, students, parents, and schools to achieve a successful learning experience. Blended Schools Network has a history of creating digital teaching, learning and assessment content and has over 250 highly qualified, practicing teachers as subject matter experts who assist in designing, developing, creating and updating its courses. The teacher experts participate in focused training and are guided and supported by the Blended Schools Network Senior Instructional Designer and Director of Curriculum. All courses are designed to meet both the iNACOL National Standards of Quality for Online Courses and alignment with 21st Century Skills and the Common Core State Standards.

Blended Schools Network has provided extensive professional development on how to use learning management system tools, teaching online courses, teaching blended classes, and helping teachers develop their own online courses. In the last decade, Blended Schools Network has delivered professional development for over 30,000 teachers. Last year, Blended Schools Network started offering Massively Open Online Courses (MOOCs) about blended teaching and online teaching. Already, teachers from across the nation and 37 countries have participated in our MOOCs.

During the 2013/14 school year, 94% of students who started a Blended Schools Network synchronous course successfully completed that course. All of the Blended Schools Network courses are highly engaging and easy to use. Blended Schools Network offers the complete curriculum necessary for grades K-12 to augment existing classes, create a district virtual school, provide a credit recovery program or offer new electives. Additionally, Blended Schools Network provides flexible content which empowers teachers to modify instruction and assessments to personalize courses to fit the needs of their students.

In order for online and blended learning to be effective, administrators and teachers have to be fully trained in the system. Blended Schools Network provides highly engaging live training to launch its programs and ongoing online training to ensure educators can continue to build their knowledge and skills in creating an online learning environment to help students succeed.

Blended School Network's courses provide a robust solution for a school's eLearning content with a goal to provide the highest quality resources at a very low price so that schools can leverage online materials in a cost effective manner to improve student outcomes. We intend to grow this business both organically and by the addition of complementary products and services that meet the need for personalized learning at all age levels, as noted below.

Organic Growth –

•

New Customers - the acquisition of Blended Schools Network provides the platform for growth in the K-12 market through its outstanding curricular resources and technology partners to deliver high quality content. Since our acquisition of Blended Schools Network in May 2014, our sales efforts have expanded from a small regional footprint to partnering with national and international technology partners with large sales teams, who are able to distribute our content to new schools and districts.

•

New Products – We expect to launch new products developed by Sibling Group Holdings companies in FY2015 to enhance revenue potential within teacher professional development and K-12 schools with the addition of expanded course offerings. We have begun development of a series of courses aimed at the professional development of early childhood teachers, which we will deliver as a CDA Certification. We also began development of a series of courses that allow both teachers and students to improve their social and emotional learning (SEL.)

•

New Distribution Channels – Blended Schools Network has entered into agreements with other providers in the education industry for licensing and distribution of current and future products in K-12 marketplaces. This extends our sales and marketing reach with partners including Blackboard, Udemy, School Improvement Network, Bloomboard and Gooru. Discussions with additional significant participants in the K-12 arena are underway.

Acquisition Growth-

•

Lifelong Learning – We are focused on acquisition targets to build and support our lifelong learning strategy. We are targeting organizations involved in corporate eLearning, post-secondary schools and services, K-12 education and on-line delivery, and early childhood services for further acquisitions.

•	Geographic Expansion – We will seek to identify organizations that may provide similar services in order to open up new domestic or international markets.

License Terms

We license our products in a variety of configurations to meet our customers' needs. Schools typically purchase site or per student licenses, which are available as an annual subscription license.

Our Corporate History

Sibling Group Holdings, Inc. was incorporated under the laws of the State of Texas on December 28, 1988 as Houston Produce Corporation. On June 24, 1997, we changed our name to Net Masters Consultants, Inc. On November 27, 2002, we changed our name to Sona Development Corporation in an effort to restructure the business image to attract prospective business opportunities. Our name changed on May 14, 2007 to Sibling Entertainment Group Holdings, Inc. Prior to December 30, 2010, our business plan called for focusing on large group sales of tickets to New York based entertainment shows.

On December 30, 2010, we acquired NEWCO4EDUCATION, LLC ("N4E") from its members for 8,839,869 shares of our convertible series common stock. For accounting purposes, the acquisition was treated as an acquisition of us by N4E and as a recapitalization of N4E's equity. N4E was the surviving and continuing entity and the historical financials following the reverse merger transaction are those of N4E. In conjunction with the acquisition of N4E, the company issued 1,039,985 shares of our series common stock pursuant to debt conversion agreements with the holders of the Company's Series AA Debentures and related warrants.

On August 15, 2012 we changed our name to Sibling Group Holdings, Inc. and began to focus our business strategy on education.

During the quarter ended June 30, 2013 we acquired the assets and operations of Classchatter and Classchatter Plus, a provider of software to the public school market that allows for communications between the teacher and the students using blogging like functionality.

During the quarter ended September 30, 2013 we acquired the assets and operations of PLC Consultants, a provider of professional development courses for teachers in the area of special education (SpEd).

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

Effective as of May 30, 2014, we acquired all of the assets of BLENDEDSCHOOLS.NET, an unrelated third party ("Blended Schools Network") for $550,000 by assuming $446,187 of Blended Schools Network debt, agreeing to pay up to an additional $50,000 in debt or payment to Blended Schools Network if the amount of its debts do not exceed $446,187 and by payment of $53,813 in cash on or before June 6, 2014. In addition, we agreed to pay certain other debts of Blended Schools Network as provided for in the Asset Purchase Agreement.

Competition

Districts and schools employ a wide variety of learning programs and methods for their students. The market for supplemental and intervention educational products is fragmented and competitive, with no single company or product with a dominant market share.

The critical factors for K-12 school districts are the perceived ability of the product to improve student performance, impact teacher productivity and fit into the traditional school day. Attributes that influence the district's assessment of these factors include the ability to deliver measurable improvements in student achievement, cost, ease-of-use, reputation, existing relationships with customers, completeness of the product offering, ability to provide effective and efficient product implementation, and ability to work with the other components of the school curriculum. We believe that we compete favorably on the basis of these factors.

Our products are highly differentiated by their proven results and focus on the development of learning capacity. With recent improvements in ease-of-use and access, we compete vigorously for available funding against other companies offering educational products and programs, as well as with providers of traditional methods of teaching resources. Many of the companies providing these competitive offerings are much larger than us, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do. Competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products. In addition, although the traditional approaches to learning are fundamentally different from the approach we take, the traditional methods are more widely known and accepted and, therefore, represent significant competition for available funds.

Dependence on One or a Few Major Customers

Through professional development services, online curriculum licensing, curriculum bundled with learning management system access and administration and its Learning Institute, Blended Schools Network services more than 150 school districts. We are not dependent on one or a few major clients; in fact Blended School Network's largest client accounts for only three percent of our revenue.

Intellectual Property

We seek to protect our technology, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Generally, we enter into confidentiality and non-disclosure agreements with our key vendors, suppliers and customers. At the present time, we have not applied for any patents, nor do we have any patents pending. We anticipate that our products will not be the type for which patent protection will be sought. However, we may file for patent protection on certain aspects of our proprietary technology in the future.

Employees

We have 14 full time employees. All other contributors are retained as consultants on an as-needed basis.

ITEM 1A.

RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Transition Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "believes" and "projects") may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

Most of our revenues depend on per pupil funding amounts near the levels existing at the time we execute service agreements. If those funding levels are materially reduced or modified due to economic conditions or political opposition, new restrictions adopted or payments delayed, our business, financial condition, results of operations and cash flows could be adversely affected.

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through the political process, which may also be affected by conditions in the economy at large, such as the recessionary climate in the United States which led to budgetary pressures on state and local governments from 2008-2013 and significant declines in public school funding. The political process and general economic conditions create a number of risks that could have an adverse effect on our business including the following:

•

Legislative proposals can and have resulted in budget or program cuts for public education, including the virtual and blended public schools and school districts we serve, and therefore could potentially limit or eliminate the products and services those schools purchase from us, causing our revenues to decline.

•

Economic conditions could reduce state education funding for all public schools. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. The specific level of federal, state and district funding for the coming years is not yet known and could experience lower per pupil enrollment funding, causing our revenues to decline.

•

As a public company, we are required to file periodic financial and other disclosure reports with the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and blended schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student performance, may nonetheless be used by opponents of virtual and blended public schools to propose funding reductions or restrictions.

•

From time to time, government funding to schools is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays could deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business.

The schools we contract with and serve are governed by independent governing bodies that may shift their priorities or change objectives in ways adverse to us, or react negatively to acquisitions or other transactions.

We contract with and provide a majority of our products and services to blended public schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge resulting in changes adverse to our business. If these independent boards of the schools or school districts we serve subsequently shift their priorities or change objectives, and as a result reduce the scope of services and products we provide, or terminate their relationship with us, our ability to generate revenues would be adversely affected.

Mergers, acquisitions and joint ventures present many risks, and we may not realize the financial and strategic goals that formed the basis for the transaction.

When strategic opportunities arise to expand our business, we may acquire or invest in other companies using cash, stock, debt, asset contributions or any combination thereof. We may face risks in connection with these or other future transactions, including the possibility that we may not realize the anticipated cost and revenue synergies or further the strategic purpose of any acquisition if our forecasts do not materialize. The pursuit of acquisitions may divert the resources that could otherwise be used to support and grow our existing lines of business. Acquisitions may also create multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays in service. Customers may decline to renew their contracts or the contracts of acquired businesses might not allow us to recognize revenues on the same basis. These transactions may also divert our management's attention and our ongoing business may be disrupted by acquisition, transition or integration activities. In addition, we may have difficulty separating, transitioning and integrating an acquired company's systems and the associated costs in doing so may be higher than we anticipate.

There may also be other adverse effects on our business, operating results or financial condition associated with the expansion of our business through acquisitions. We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected accounting treatment, unexpected increases in taxes due or a loss of anticipated tax benefits. Our use of cash to pay for acquisitions may limit other potential uses of our cash, including investment in other areas of our business, stock repurchases, dividend payments and retirement of outstanding indebtedness. If we issue a significant amount of equity for future acquisitions, existing stockholders may be diluted and earnings per share may decrease. We may pay more than the acquired company or assets are ultimately worth and we may have underestimated our costs in continuing the support and development of an acquired company's products. Our operating results may be adversely impacted by liabilities resulting from a stock or asset acquisition, which may be costly, disruptive to our business, or lead to litigation.

We may be unable to obtain required approvals from governmental authorities on a timely basis, if it all, which could, among other things, delay or prevent us from completing a transaction, otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or have other adverse effects on our current business and operations. We may face contingencies related to intellectual property, financial disclosures, and accounting practices or internal controls. Finally, we may not be able to retain key executives of an acquired company.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate several of the elements of the education development and delivery process, including curriculum development, teacher training and support and lesson planning. We also compete with public school districts that offer K-12 online programs of their own or in partnership with other online curriculum vendors. We anticipate intensifying competition from such competitors and by new entrants. Our competitors may adopt similar curriculum delivery, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. If we are unable to successfully compete for new business, win and renew contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

We may also face competition from publishers of traditional educational materials that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and may enter the field through acquisitions and mergers. As a result, they may be able to devote more resources and move quickly to develop products and services that are superior to our platform and technologies. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete. These new and well-funded entrants may also seek to attract our key executives as employees based on their acquired expertise in virtual education where such specialized skills are not widely available.

Our future success will depend in large part on our ability to maintain a competitive position with our curriculum and our technology, as well as our ability to increase capital expenditures to sustain the competitive position of our product and retain our talent base. We cannot assure that we will have the financial resources, technical expertise, marketing, distribution or support capabilities to compete effectively.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely impact our working capital and liquidity throughout the year.

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months in a fiscal quarter that our school customers are fully operational and serving students. In the typical academic year, our first and fourth fiscal quarters have fewer than three full months of operations, whereas our second and third fiscal quarters will have three complete months of operations.

We expect quarterly fluctuations in our revenues and operating results to continue. These fluctuations could result in volatility and adversely affect our cash flow. As our business grows, these seasonal fluctuations may become more pronounced. As a result, we believe that sequential quarterly comparisons of our financial results may not provide an accurate assessment of our financial position.

We seek to protect our technology, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. If we are unable to effectively protect our intellectual property, our business, financial condition, results of operations and cash flows could be adversely affected.

Although we believe that our products have been independently developed and that we do not infringe on any third party rights, third parties may, in the future, assert infringement claims against us. We may be required to modify our products, and/or our technology, or to obtain licenses to permit our continued use of those rights. We may not be able to do so in a timely manner or upon reasonable terms and conditions. Failure to do so could have an adverse effect on our business, financial condition, results of operations and cash flows.

We plan to continue to create new products and to expand distribution channels. If we are unable to effectively manage these initiatives or they fail to gain acceptance, our business, financial condition, results of operations and cash flows would be adversely affected.

As we create and acquire new products and expand our existing customer base we expect to face challenges distinct from those we currently encounter, which may have an adverse effect on our business, financial condition, results of operations and cash flows.

We rely on third-party service providers to host some of our solutions and any interruptions or delays in services from these third parties could impair the delivery of our products and harm our business.

We currently outsource some of our hosting and learning management system services to third parties. We do not control the operation of any third party facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems could result in lengthy interruptions in our service. Furthermore, the availability of our platform could be interrupted by a number of additional factors, including our customers' inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or ability of the infrastructure to handle spikes in customer usage. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

System disruptions and vulnerability from security risks to our online computer networks could impact our ability to generate revenues and damage our reputation, limiting our ability to attract and retain customers.

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain virtual public schools, blended schools, school district customers, parents and students. Any sustained system error or failure, or a denial of service ("DNS") attack, could limit our users' access to our online learning systems, and therefore, damage our ability to generate revenues or provide sufficient documentation to comply with state laws requiring proof that students completed the required number of hours of instruction. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

We may be unable to keep pace with changes in technology as our business and market strategy evolves.

As our business and market strategy evolves, we will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive, such as the advent of tablets for public school applications, adaptive learning technologies, and web accessibility standards. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

We may be unable to attract and retain skilled employees.

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, which is necessary in the highly regulated public education sector involving a publicly-traded for-profit company. This complexity requires us to attract and retain management and employees with specialized skills and knowledge across many disciplines. If any of these employees leave and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial conditions and results of operations could be adversely affected.

Our success also depends on our having highly trained financial, technical, recruiting, sales and marketing personnel. We will need to continue to hire additional personnel as our business grows. A shortage in the number of people with these skills or our failure to attract them to our Company could impede our ability to increase revenues from our existing products and services, ensure full compliance with federal and state regulations, launch new product offerings, and would have an adverse effect on our business and financial results.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms.

We may need to raise additional funds in order to achieve growth or fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available with acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures will be limited.

ITEM 2.

PROPERTIES

The Company leases its corporate offices located at 901 Mopac Expressway South, Barton Oaks Plaza One Suite 300, Austin, Texas 78746 paying rent of $416.59 per month, on a month to month basis.

ITEM 3.

LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB and is traded under the symbol “SIBE”.  On September 30, 2014, the closing sale price for our common stock was $0.177 on the OTCQB.  The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year	Quarter Ending	High	Low
2014	30-Jun	$0.24	$0.08
	31-Mar	$0.15	$0.046
2013	31-Dec	$0.13	$0.031
	30-Sep	$0.395	$0.035
	30-Jun	$0.27	$0.081
	31-Mar	$1.99	$0.11
2012	31-Dec	$1.99	$0.05
	30-Sep	$1.99	$0.10
	30-Jun	$2.90	$0.60
	31-Mar	$6.00	$2.00

Record Holders

As of September 30, 2014, there were approximately 197 stockholders of record holding a total of 48,239,640 shares of common stock and an unknown number of additional holders whose stock is held in “street name”. Holders of common stock vote as a single class on all matters which our stockholders are entitled to vote. Each share of common stock is entitled to one vote and shares ratably in any dividends declared by our Board of Directors. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Change in Fiscal Year End

Effective June 27, 2014, we changed our fiscal year end from December 31 to June 30. We have defined various periods that are covered in this report as follows:

•	“2014 transition period” — January 1, 2014 through June 30, 2014.
•	“first six months of fiscal 2013” — January 1, 2013 through June 30, 2013.
•	“fiscal 2013” — January 1, 2013 through December 31, 2013.
•	“fiscal 2012” — January 1, 2012 through December 31, 2012.

Our Business

Since 2011 we have been pursuing education business opportunities and initiatives, reviewed the market for education based businesses and expanded our view of suitable acquisition targets. This led to our May 2014 acquisition of all of the assets of BLENDEDSCHOOLS.NET, a provider of state-of-the-art online learning solutions for schools in the K-12 market.  In order to support our transition towards the operation and expansion of Blended Schools Network, we restructured our senior management to add personnel with education, operations and business growth experience.

Results of Operations

The results discussed below are for our Fiscal 2014 transition period covering the six months ended June 30, 2014 compared to the first six months of fiscal 2013 (which is unaudited), as a result of our fiscal year end change. For comparative purposes we believe that our variance explanations between these periods are more meaningful to users, which address key factors in our consolidated financial statements. For comparative purposes we believe that our variance explanations related to data in our consolidated balance sheets and consolidated statements of cash flows would not be significantly different than if we compared our Fiscal 2014 transition period (six months) and fiscal 2013 (12 months).

Revenues. We generated revenue of $150,146 during the 2014 transition period, an increase of $150,146 compared to the first six months of 2013. The increase was primarily a result of revenues from Blended Schools Network which we acquired in May 2014. The Company did not generate any revenues within the twelve months of operation during the year ended December 31, 2013. The Company’s net loss amounted to $1,175,290. The net loss was primarily the result of the expenses surrounding the developmental costs, completion of audits and management and overhead associated with the educational services businesses.

Operating Expenses. In the 2014 transition period operating expenses were $1,081,067, an increase of $685,813 compared to first six months of 2013, primarily as a result of increases in stock based management compensation and overhead costs associated with the educational services and acquisition costs and legal and accounting fees associated with our SEC reporting obligations and acquisition of Blended Schools Network.  The 2013 operating expenses were mainly related to accrued expenses for management, consulting, legal and advisory services surrounding the move from entertainment related business activities, into the educational services and technology area, and for normal financial reporting and SEC compliance. We retained consultants to assist us in development of curriculum, businesses, and in operations, using our unregistered common stock as compensation.

Net Loss. In the 2014 transition period net loss was $1,011,593, an increase of $619,943 compared to first six months of 2013 primarily as a result of increases in operating expenses discussed above. The Company’s net loss in 2013 amounted to $1,175,290. The net loss was primarily the result of the expenses surrounding the developmental costs, completion of audits and management and overhead associated

Capital Expenditures

The Company expended no amounts on capital expenditures for the period January 1, 2014 through to June 30, 2014.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,824,145, $27,250 in cash and $1,225,461 of intangible assets as of June 30, 2014, a working capital deficit of $496,423 and $0 in cash as of December 31, 2013, and a working capital deficit of $672,462 and $0 of cash as of December 31, 2012. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $187,750 for the six months ended June 30, 2014, compared to net cash provided by operating activities of $1,197 for the year ended December 31, 2013 and cash used in operating activities of $12,260 for the year ended December 31, 2012. The increase of $188,947 of cash used in operating activities for the Transition Period was primarily a result of increases in prepaid expenses.

Net cash provided by financing activities was $215,000 during the six months ended June 30, 2014, compared to $1,197 used in financing activities during the year ended December 31, 2013 and provided by financing activites during the year ended December 31, 2012. Cash provided by financing activities consisted of issuances of common stock and short-term notes payable.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the extent we continue to make acquisitions, and the cash generated by Blended Schools and our ability to control costs. We will be reliant upon private placements or public offerings of debt and equity to fund our planned acquisitions and expansion of our operations at Blended Schools Network. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. While we are in discussions with our investment banker who has shown an interest in raising capital for our company, we have no arrangements or plans currently in effect and our inability to raise funds for the above purposes will have a severe negative impact on our ability to carry out our plans to expand.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

At June 30, 2014, the Company had total current assets of $306,969 consisting of cash, accounts receivable and prepaid expenses and intangible assets of $1,225,461. The Company had total current liabilities of $2,131,114 including Deferred Revenue of $634,643 at June 30, 2014. Deferred revenue consists of Blended Schools Network subscription agreements extending beyond June 30, 2014. Stockholders’ deficit in the Company was $(598,584) at June 30, 2014.

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

(d)	Impairment of Intangible Assets

Impairment of intangible assets results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to our future operations and future economic conditions which may affect those cash flows. We evaluate for impairment annually or more frequently whenever events occur or circumstances change, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The measurement of fair value, in lieu of a public market for such assets or a willing unrelated buyer, relies on management's reasonable estimate of what a willing buyer would pay for such assets. Management's estimate is based on its knowledge of the industry, what similar assets have been valued at in sales transactions and current market conditions.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

All new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

Going Concern

The Report of Independent Registered Public Accounting Firm included in our audited consolidated balance sheets as of June 30, 2014 and December 31, 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the six months ended June 30, 2014 and for each of the years then ended December 31, 2013 and 2012 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our recurring operating losses and our need to obtain additional capital to sustain operations. The auditor's opinion may impede our ability to raise additional capital on acceptable terms. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS

The requirements of this Item can be found beginning on page F-1 in this Transition Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Transition Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2014.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting were not effective as of June 30, 2014. We have identified the following material weaknesses as of December 31, 2013: (i) lack of sufficient resources to ensure compliance with GAAP and the rule and regulations of the SEC, especially with regards to equity based transactions and tax accounting expertise, (ii) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. The control deficiencies noted did not result in any audit adjustments to the Company's 2014 transitional financial statements.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices	Appointed
Amy Lance	47	Chairman of the Board of Directors, Audit Committee and Compensation Committee member	10/04/13
Mack Leath (1)	57	Director, Secretary and Compensation Committee member	10/04/13
Andrew Honeycutt	71	Director and Audit Committee member	11/03/12
Maurine Findley	56	Chief Executive Officer and Director	03/06/14
Dave Saba	47	President and Director	02/01/14
Jed Friedrichsen	57	Chief Academic Officer	6/23/14
Angelle Judice	50	Chief Financial Officer	6/23/14
Richard Marshall	49	Chief Development Officer	6/23/14

———————

(1)

Mr. Leath resigned as President on February 1, 2014 when Dave Saba became our President.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the board. There are no agreements with respect to the election of Directors. The following are the names and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years, of each of the directors and executive officers of the Company that currently serve on the Board of Directors.

Ms. Amy Lance, age 47, joined the Board and as Director and Chairman of the Board on October 4, 2013, to fill the vacancy created with the resignation of Neal Sessions. Ms. Lance has extensive business experience, and is a leading figure in the not-for-profit community in the southeastern United States, providing consulting and research support to a number of not-for-profit entities. Ms. Lance graduated from The University of Georgia with a Bachelor of Arts in Business Management in 1988.

As the Chairman of the Board of Directors of our company, Ms. Lance brings to our board her considerable experience in the strategic planning and growth of companies and qualifies her to continue to serve as a director for our company.

Mr. Mack Leath, age 57, joined the Board of Directors on October 4, 2013, and also became the Secretary of the Company. Mr. Leath was appointed to an operating role as the President of the Corporation, in which capacity he serviced until February 1, 2014. He is an experienced business executive, with an emphasis on sales and marketing as well as start-up oriented financing transactions. He operates a sales representation business in the chemicals field, and is involved with a number of software ventures as an advisor. He was responsible for all aspects of the day to day operations of the Company until the appointment of Dave Saba as President. Mr. Leath graduated from North Carolina State University with a Bachelor of Science in Business Administration in 1986.

As a Director of our company, Mr. Leath brings to our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director for our company.

Andrew Honeycutt, Ph.D., age 71, has been a member of our Board of Directors since November 2012. Dr. Andrew Honeycutt holds a Doctorate in Business from Harvard University and an MBA from Boston University. Dr. Honeycutt has an extensive background in education and teaching. His experience includes positions with a number of HBCU's (Historical Black Colleges and Universities). He served as Dean and Director at a number of colleges and universities and successfully implemented virtual classes and remote teaching technologies. From 2007 to present, Dr. Honeycutt has been the Distinguished Business Fellow and Director of the Business Undergraduate Program, Shorter College, Rome, GA. From 2005 to 2007, he was Dean of the Akio Morita School of Business, Anaheim University located in Anaheim, California.

As a Director of our company, Dr. Honeycutt brings to our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director for our company.

Maurine Findley, age 56, joined the Board and became Chief Financial Officer and a member of the Board of Directors on March 6, 2014. Ms. Findley was appointed as our Chief Executive Officer in June 2014. Ms. Findley has over 30 years of experience in financial reporting and management, with an emphasis in the education field. She has a bachelor's degree in economics from the University of California, Irvine, which was awarded in 1983, and has completed graduate studies at University of California, Irvine and Utah State University, Logan, Utah. She began her accounting career at KPMG Peat Marwick. From September 2012 to February 2014, she was CFO for Education Management, Inc., an equity backed education company operating seven diploma and degree granting campuses. From August 2009 until September 2012 she was the CFO for Tall Oak Learning, LLC, an equity backed company investigating post-secondary education acquisition targets and opportunities throughout southwest United States, including the acquisition of Southern Careers Institute, a seven campus system. Prior to that she held senior management and Board Member positions in a number of higher education and related educational operations groups including nine years as Controller, then Treasurer for Corinthian Colleges. She has also held senior finance positions in publicly traded manufacturing and software development situations.

As a Director of our company, Ms. Findley brings to our board her considerable experience in the strategic planning and growth of companies and qualifies her to continue to serve as a director for our company.

Dave Saba, age 47, joined the Board and became President of the Company on February 1, 2014. Mr. Saba is a successful business executive, graduating from the Naval Academy in 1983 with a bachelor's degree in Engineering, and, in 1990, was awarded a Masters in Engineering Management from the University of South Florida. From 2013 to 2014 Mr. Saba was a principal at AcceleratingED, an education consulting company focused on helping organizations improve overall performance through operational excellence and high impact sales and marketing. From 2011 to 2013, Mr. Saba was COO for the National Math + Science Initiative, Inc. which merged with Laying the Foundation, Inc. These companies focused on transforming schools in the United States through innovative programs for teacher training and support. He has had other senior management roles in manufacturing, engineering and healthcare.

As a Director of our company, Mr. Saba brings to our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director for our company.

Jed Friedrichsen, age 57, was appointed as our Chief Academic Officer in June 2014 and a member of our Academic Advisory Board in September 2014. Jed is responsible for academic products and services within our business as well as responsibility for the operations of Blended Schools Network. Mr. Friedrichsen served as the Chief Executive Officer for Blended Schools Network from July 2011 through July 2014. Previously, Mr. Friedrichsen served as the Chief Administrative Officer of Blended Schools Network from July 2005 through July 2011. Mr. Friedrichsen is experienced in instructional design and implementation, and has led the Blended Schools Network Network for over nine years. He holds a master's degree in education from the University of Nebraska, and a bachelor's degree from Wayne State University. He is a speaker in the area of education, as well as an advisor to several organizations, including: Member of the Professional Leadership Development Center Board of Directors; Teaching with Technology Advisor for Oracle Corporation's Global Think.com Advisory Committee; Professional Development Advisor for the MarcoPolo Education Foundation Field Trainer Committee; Member of the iNACOL Quality Standards for Online Programs authoring committee; Senior Instructional Designer at the University of Nebraska (for the Nation's first accredited online high school). In 2009, Mr. Friedrichsen was awarded the Blackboard Catalyst Award for K-12 Excellence in Virtual Learning Leadership.

Ms. Judice, age 50, was appointed as our Chief Financial Officer in June 2014. Ms. Judice was the Corporate Controller for Education Management, Inc. doing business as Blue Cliff College from May 2013 to July 2014. Previously, Ms. Judice was the Tax Department manager at the audit and tax accounting firm of Provost, Salter, Harper & Alford, LLC from June 2011 through May 2013. From January 2011 to June 2011 Ms. Judice was the Interim Controller/Human Resources Manager for Bengal Transportation Services, LLC. From July 2008 to October 2010 Ms. Judice was the Accounting Director for the Louisiana Radio Network – Tiger Rag Magazine. From October 1999 to June 2008 Ms. Judice was the Business Manager for WAFB-TV, a CBS affiliate and part of the Raycommedia group. Ms. Judice received a Bachelor of Science in Accounting from Louisiana State University, Baton Rouge, Louisiana, has been a Louisiana Certified Public Accountant for over 22 years and member of the AICPA.

Mr. Marshall, age 49, was appointed as our Chief Development Officer in June 2014. Prior to joining the company as a consultant in December 2013, Mr. Marshall was the Vice President of Investor Relations at Crystallex International Corporation from October 2003 through May 2014. Previously, Mr. Marshall was the Vice President Corporate Development at Crystallex International from June 1996 through October 2003. Crystallex sought court protection from its creditors in December 2011 following Venezuela's nationalization of its assets.

Disclosure of Family Relationships

None

Board of Directors Committees

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Dr. Honeycutt and Amy Lance serve on the audit committee to review and act on and report to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Neither of the members of the audit committee are "audit committee financial experts" as defined under SEC rules. Amy Lance and Mack Leath serve on the compensation committee to review and recommend compensation provided to officers and directors of the Company.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company originally incorporated its Code of Ethics in Form 10K filed with the SEC on March 30, 2004 and referenced as Exhibit 14.1 to this Form 10-K. Further, the Company's Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5 with the exception of Andrew Honeycutt who filed but filed in an untimely manner a Form 3 disclosing his appointment as a director of the Company and a Form 4 disclosing four transactions, Mack Leath who filed but filed in an untimely manner a Form 3 disclosing his appointment as a director of the Company and a Form 4 disclosing five transactions, Amy Lance who filed but filed in an untimely manner a Form 3 disclosing her appointment as a director of the Company and a Form 4 disclosing two transactions, Maurine Findley who filed but filed in an untimely manner failed to timely file a Form 3 disclosing her appointment as an executive officer and director of the Company, David Saba who filed but filed in an untimely manner a Form 3 disclosing his appointment as an executive officer of the company and Jed Friedrichsen who filed but filed in an untimely manner a Form 3 disclosing his appointment as an executive officer of the company.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during the 2014 transition period ; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at June 30, 2014 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at June 30, 2014. Compensation information is shown for the 2014 transition period ("2014") and the fiscal years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Mack Leath [1]	2014	$0	$0	$32,000	$0	$0	$0	$0	$32,000
	2013	$0	$0	$10,000	$0	$0	$0	$0	$10,000
	2012	$0	$0	$0	$0	$0	$0	$0	$0
Dave Saba [2]	2014	$17,500	$0	$131,333	$0	$0	$0	$0	$148,833
Maurine Findley [3]	2014	$53,333	$0	$120,000	$0	$0	$0	$0	$173,333

———————

1.

Mr. Leath resigned as President on February 1, 2014 when Dave Saba became our President. Mr. Leath became a Director effective 10/8/13 and received 500,000 shares of common stock for services on the Board of Directors for 2013 valued at $26,100 at the time of issuance. Mr. Leath was also paid $5,000 per month for his role as Secretary, starting in November 2013, and was issued a total of 142,857 shares of our common stock in consideration of $10,000 in payment for his salary as President during the year ended 12/31/13.

2.

Mr. Saba became President and a Director effective February 1, 2014 and received 350,000 shares of our unregistered common stock upon joining the Board, as well as 150,000 shares of unregistered common stock as the 2014 stipend for all Board members. Mr. Saba was also issued 800,000 shares of unregistered common stock in consideration for the acquisition of AcceleratingED, LLC in February 2014 and 200,000 from a prior consulting agreement for services during 2013.

3.

Ms. Findley became Chief Financial Officer and a Director effective March 6, 2014 and our Chief Executive Officer in June 2014 and received 350,000 shares of unregistered common stock upon joining the Board, as well as 150,000 shares of unregistered common stock as the 2014 stipend for all Board members. We also awarded Ms. Findley 1,000,000 shares of unregistered common stock as a bonus on March 6, 2014.

Employment Agreements with Executive Officers

Pursuant to an oral agreement, we agreed to pay Ms. Findley a base salary is $160,000 per year, and she is eligible for an additional bonus of $80,000, as well as other compensation as determined by the Board of Directors. She has also been awarded 1,000,000 shares of unregistered common stock as a bonus at March 6, 2014. Ms. Findley received 350,000 shares of our unregistered common stock upon joining the Board, as well as 150,000 shares of unregistered common stock as the 2014 stipend for all Board members. In September 2014, Ms. Findley was also awarded 350,000 shares of unregistered common stock as a bonus and 150,000 shares of unregistered common stock as the 2015 stipend for all Board members.

Pursuant to an oral agreement, we agreed to pay Mr. Saba a base salary of $160,000 per year plus annual bonuses that may be awarded at the discretion of the Company's Board of Directors. Mr. Saba received 350,000 shares of our unregistered common stock upon joining the Board, as well as 150,000 shares of unregistered common stock as the 2014 stipend for all Board members. In September 2014, Mr. Saba was awarded 150,000 shares of unregistered common stock as the 2015 stipend for all Board members.

Pursuant to a written agreement, we agreed to pay Mr. Friedrichsen's compensation as Chief Academic Officer of $160,000 per year plus annual bonuses that may be awarded at the discretion of the Company's Board of Directors. In addition, Mr. Friedrichsen was awarded 350,000 shares of our unregistered common stock for joining the Academic Advisory Board and 150,000 shares for services to the Academic Advisory Board through June 30, 2015. Mr. Friedrichsen was also awarded 1,000,000 shares of our unregistered common stock as a bonus in September 2014.

Pursuant to a written agreement, we agreed to pay Ms. Judice compensation of $100,000 per year plus annual bonuses that may be awarded at the discretion of the Company's Board of Directors. In addition, Ms. Judice was awarded 1,000,000 shares of our unregistered common stock as a bonus in September 2014.

Pursuant to an oral agreement, Mr. Marshall's compensation is $155,000 per year plus annual bonuses that may be awarded at the discretion of the Company's Board of Directors. In addition, Mr. Marshall was awarded 500,000 shares of our unregistered common stock as a bonus in September 2014.

Outstanding Equity Awards at Fiscal Year End

None

Incentive and Non-qualified Stock Option and Stock Award Plans

None

Director Compensation

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2014:

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Maurine Findley (1)	—	$120,000	—	—	—	—	$120,000
Andrew Honeycutt (2)	—	$ 12,000	—	—	—	—	$ 12,000
Amy Lance (3)	—	$ 12,000	—	—	—	—	$ 12,000
Mack Leath (4)	—	$ 12,000	—	—	—	—	$ 12,000
Dave Saba (5)	—	$120,000	—	—	—	—	$120,000

———————

(1)	Ms. Findley received 500,000 shares of common stock for services on the Board of Directors for 2014. Compensation as our CEO/CFO is not reflected in the table above.
(2)	Mr. Honeycutt received 150,000 shares of common stock for services on the Board of Directors for 2014.
(3)	Ms. Lance received 150,000 shares of common stock for services on the Board of Directors for 2014.
(4)	Mr. Leath received 150,000 shares of common stock for services on the Board of Directors for 2014.
(5)	Mr. Saba received 500,000 shares of common stock for services on the Board of Directors for 2014. Compensation as our President and awards for consulting are not reflected in the table above.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2014, the number of shares of our common stock beneficially owned by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group. Unless otherwise noted, the business address of each individual listed below is c/o Sibling Group Holdings, Inc., 901 Mopac Expressway South, Barton Oaks Plaza One, Suite 300, Austin, TX 78746. The beneficial ownership (1) percentages reflected in the table below are based on 48,239,640 shares of our common stock as of September 30, 2014.

Name of Beneficial Owner	Beneficial Ownership(1)	Percent of Class
Greater than 5% Shareholders
Foundation For Innovation in Education, Inc. (2)	3,938,234	8.16%

Directors and Officers
Amy Lance, Chairman	800,670	1.66%
Mack Leath, Director	1,289,652	2.67%
Andrew Honeycutt, Director	800,000	1.66%
Dave Saba, Director and President	1,953,930	4.05%
Maurine Findley, Chief Executive Officer and Director	2,000,000	4.15%
Jed Friedrichsen, Chief Academic Officer	1,500,000	3.11%
Angelle Judice, Chief Financial Officer	1,000,000	2.07%
Richard Marshall, Chief Development Officer	1,109,334	2.30%
All directors and executive officers as a group (eight people)	10,453,586	21.67%

———————

*	Less than 1%
(1)

"Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of June 30, 2014 are deemed outstanding for computing the ownership percentage of the person holding such options, but are not deemed outstanding for computing the ownership percentage of any other person. Restricted stock is included in the beneficial ownership amounts even though it may not be transferred

(2)	The Board of Directors of Foundation for Innovation in Education, Inc., an Internal Revenue Code Sec. 501(c)(3) company, has voting and dispositive control over securities held by this company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Parties.

None

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Liggett, Vogt & Webb P.A. for the Fiscal 2014 transition period (six months) and the year ended December 31, 2013.

	Fiscal 2014 Transition Period	2013

Audit Fees	$17,000	$17,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	3,000	—
Total	$20,000	$17,000

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

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission, other accounting consulting and other audit services.

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

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F – 1 and included on pages F - 2 through F - 18.

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

10.44	Form of Consulting Agreement (Incorporated herein by reference to the Form 10-K filed with the Commission on April 16, 2014).
10.45	Form of Agreement to Convert Debt (Incorporated herein by reference to the Form 10-K filed with the Commission on April 16, 2014).
10.46

Asset Purchase Agreement between the Company and DWSaba Consulting LLC and David W. Saba, dated January 31, 2014 (Incorporated herein by reference to the Form 10-Q filed with the Commission on May 14, 2014).

10.46	Closing Terms Addendum between BLSCH Acquisition, LLC and BLENDEDSCHOOLS.NET, dated May 30, 2014 (Incorporated herein by reference to the Form 8-K filed with the Commission on May 30, 2014).
14.1	Code of Ethics dated March 1, 2004 (Incorporated herein by reference to the Form 10-K as filed with the Commission on March 30, 2004).
21.1*	Subsidiaries.
31.1*	Section 302 Certificate of Chief Executive Officer.
31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

———————

*	Filed herewith
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Transition Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sibling Group Holdings, Inc.

Date: October 7, 2014	By:	/s/ Maurine Findley
Maurine Findley, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurine Findley	Chief Executive Officer and Director (principal executive officer)	October 7, 2014
Maurine Findley

/s/ Angelle Judice	Chief Financial Officer (principal financial and accounting officer)	October 7, 2014
Angelle Judice

/s/ Amy Lance	Director	October 7, 2014
Amy Lance

/s/ Mack Leath	Director	October 7, 2014
Mack Leath

/s/ Andrew Honeycutt	Director	October 7, 2014
Andrew Honeycutt

/s/ Dave Saba	Director	October 7, 2014
Dave Saba

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Sibling Group Holdings, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of Sibling Group Holdings, Inc. as of June 30, 2014 and December 31, 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the six months ended June 30, 2014 and for each of the years then ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Group Holdings, Inc. as of June 30, 2014 and December 31, 2013 and the results of its operations and its cash flows for the six months ended June 30, 2014 and each of the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sibling Group Holdings, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has negative working capital and stockholders’ deficit, which will require the Company to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A
Certified Public Accountants

New York, NY

October 6, 2014

SIBLING GROUP HOLDINGS, INC.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013

ASSETS

Current assets
Cash	$27,250	$—
Accounts receivable	77,356	—
Prepaid expenses	202,363	1,725
Total current assets	306,969	1,725

Intangible assets, net	1,225,461	82,000

Total assets	$1,532,430	$83,725

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,127,649	$434,290
Accrued liabilities	231,322	31,358
Deferred revenue	634,643	—
Line of credit	100,000	—
Short-term notes payable	37,500	32,500
Total current liabilities	2,131,114	498,148

Stockholders' deficit
Preferred stock, no par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Convertible series common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 41,518,251 and 32,002,628 issued and outstanding at June 30, 2014 and December 31, 2013	4,152	3,201
Additional paid-in capital	8,016,481	7,190,100
Accumulated deficit	(8,619,317)	(7,607,724)
Total stockholders' deficit	(598,684)	(414,423)

Total liabilities and stockholders' deficit	$1,532,430	$83,725

See accompanying notes to audited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

Consolidated Statements of Operations

	Six months ended June 30,		Years ended December 31,
	2014	2013	2013	2012
		(Unaudited)
Revenues	$150,146	$—	$—	$—

Cost of goods sold	23,320	—	—	—

Gross profit	126,826	—	—	—

Operating expenses
General and administrative	368,652	183	4,786	3,575,123
Professional fees	712,415	395,071	1,171,708	94,270
Total operating expenses	1,081,067	395,254	1,176,494	3,669,393

Loss from operations	(954,241)	(395,254)	(1,176,494)	(3,669,393)

Other income (expense)
Other income (expense)	(35,073)	1,197	1,197
Interest income (expense)	(22,279)	2,407	7	(17,445)
Loss on extinguishment of debt	—	—	—	—
Total other income (expense)	(57,352)	3,604	1,204	(17,445)

Net loss	$(1,011,593)	$(391,650)	$(1,175,290)	$(3,686,838)

Net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.58)

Weighted average shares outstanding, basic and diluted	37,458,377	18,868,217	21,351,260	6,402,762

See accompanying notes to audited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Deficit

For the Period January 1, 2012 through June 30, 2014

	Convertible Series				Additional
	Common		Common		Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2011	9,879,854	$988	715,939	$72	$1,972,720	$(2,745,595)	$—	$(771,815)
							—
Conversion of notes to common stock	—	—	5,576	1	22,304	—	—	22,305
Conversion of accounts payable to common stock	—	—	312,328	31	564,646	—	—	564,677
Issuance of common stock for services	—	—	1,290,000	129	859,071	—	—	859,200
Issuance of common stock for Directors' fees			1,550,000	155	511,845			512,000
Equity based compensation	510,010	1	—	—	(1)	—	1,973,007	1,973,007
Cancellation of equity based compensation	—	—	(120,055)	(12)	(144,988)	—	—	(145,000)
Series common stock reacquired	(510,010)	—	—	—	1,973,007	—	(1,973,007)	—
Fractional shares and rounding	—	—	66	—	3	(1)	—	2
Conversion of series common to common	(9,879,854)	(989)	14,947,216	1,495	(506)	—	—	—
Net loss, year ended December 31, 2012	—	—	—	—	—	(3,686,838)	—	(3,686,838)
Balance at December 31, 2012	—	—	18,701,070	1,871	5,758,101	(6,432,434)	—	(672,462)

Conversion of notes to common stock	—	—	307,143	31	34,969	—	—	35,000
Conversion of accounts payable to common stock	—	—	1,207,068	121	152,842	—	—	152,963
Conversion of accrued interest to common stock	—	—	117,143	12	13,488	—	—	13,500
Conversion of related party payable to common stock	—	—	450,000	45	84,863	—	—	84,908
Amortization of equity issued for directors' fees	—	—	—	—	480,000	—	—	480,000
Issuance of common stock for services	—	—	10,626,299	1,060	583,898	—	—	584,958
Issuance of common stock for intangible assets	—	—	616,905	61	81,939	—	—	82,000
Net loss, year ended December 31, 2013	—	—	—	—	—	(1,175,290)	—	(1,175,290)
Balance at December 31, 2013	—	—	32,005,628	3,201	7,190,100	(7,607,724)	—	(414,423)

Conversion of accounts payable to common stock	—	—	163,248	16	16,984			17,000
Issuance of common stock for services	—	—	4,874,375	487	433,845	—	—	434,332
Issuance of common stock for Directors' fees	—	—	1,450,000	145	125,855	—	—	126,000
Issuance of common stock for asset acquisition	—	—	800,000	80	39,920	—	—	40,000
Issuances of common stock for cash	—	—	2,225,000	223	209,777	—	—	210,000
Net loss, period ended June 30, 2014	—	—	—	—	—	(1,011,593)	—	(1,011,593)
Balance at June 30, 2014	—	$—	41,518,251	$4,152	$8,016,481	$(8,619,317)	$—	$(598,684)

See accompanying notes to audited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Six months ended June 30,		Years ended December 31,
	2014	2013	2013		2012
		(Unaudited)
Cash flows from operating activities
Net loss	$(1,011,593)	$(391,650)		$(1,175,290)	$(3,686,838)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for consulting fees		—		—	3,146,192
Common stock issued for directors fees	126,000	240,000		572,700	512,000
Common stock issued for services	434,332	16,500		490,533	128,000
Amortization of intangibles	84,073	—		—	—
Changes in operating assets and liabilities
Accounts receivable	44,454	—		—	—
Accounts payable	425,468	133,380		77,612	(77,181)
Accrued liabilities	34,856	(1,507)		893	20,843
Deferred revenue	(149,648)	—		—	—
Derivative liability	—	—		—	(34,137)
Prepaid expenses	(175,692)	—		—	—
Due to related parties	—	9,116		34,749	(21,139)
Net cash provided by (used in) operating activities	(187,750)	5,839		1,197	(12,260)

Cash flows from investing activities	—	—		—	—

Cash flows from financing activities
Repayment of cash overdraft	—	(1,197)		(1,197)	1,197
Common stock issued for cash	210,000	—		—	—
Proceeds from short-term notes payable	5,000	—		—	11,000
Net cash provided by (used in) financing activities	215,000	(1,197)		(1,197)	12,197

Net change in cash	$27,250	$4,642	$		$(63)
Cash, beginning of period	—	—			63
Cash, end of period	$27,250	$4,642		$—	$—

(Continued)

SIBLING GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows (Continued)

	Six months ended June 30,			Years ended December 31,
	2014		2013	2013	2012
			(Unaudited)
Supplemental disclosure of cash flow information
Cash paid for interest		$486	$—	$—	$—
Cash paid for income taxes		$—	$—	$—	$—

Supplemental disclosure of non-cash operating and financing activities
Reclassification of short term note payable to accounts payable		$—	$11,000	$11,000	$—
Common stock issued for settlement of note payable		$—	$—	$35,000	$—
Common stock issued for settlement of account payable		$17,000	$59,376	$141,963	$564,677
Common stock issued for settlement of accrued interest payable		$—	$—	$13,500	$—
Common stock issued for prepaid expenses		$—	$—	$1,725	$—
Common stock issued for settlement of related party payable	$		$—	$84,908	$22,305
Common stock issued for purchase of intangible asset		$40,000	$58,000	$82,000	$—

See accompanying notes to audited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and DECEMBER 31, 2013 AND 2012

Note 1 - Nature of Operations and Basis of Presentation

Organization

Sibling Group Holdings, Inc., referenced as the "SIBE," "Company," "we," "our," and "us" was incorporated under the laws of the State of Texas on December 28, 1988, as "Houston Produce Corporation". On June 24, 1997, the Company changed its name to "Net Masters Consultants, Inc." On November 27, 2002, the Company changed its name to "Sona Development Corporation" in an effort to restructure the business image to attract prospective business opportunities. Our name changed on May 14, 2007 to "Sibling Entertainment Group Holdings, Inc." and on August 15, 2012 the Company name was changed to "Sibling Group Holdings, Inc."

On March 30, 2013, SIBE, through its wholly owned subsidiary, BLSCH Acquisition, LLC signed a Closing Terms Addendum (the "Closing Addendum) to the previously disclosed Asset Purchase Agreement between the BLSCH Acquisition, LLC and BLENDEDSCHOOLS.NET, an unrelated third party ("Blended Schools") dated November 25, 2013. Under the terms of the Closing Addendum, we closed on the purchase of assets of Blended Schools effective as of May 30, 2014. Blended Schools provides online curriculum with 192 master courses for the K-12 marketplace, all Common Core compatible; a complete hosted course authoring and learning management system (LMS) environment featuring both Blackboard and Canvas; the new Language Institute, with online courses in Arabic, Chinese, Spanish, French, Japanese, Latin, Russian, German and Hindi, all oriented to meet today's ESL requirements. The Blendedschools.net staff provides online, and on-site training for Blended Learning training methods, conversion planning, and implementation.

Under the terms of the Closing Addendum, we agreed to pay the $550,000 purchase price for the assets by assuming $446,187 of Blended Schools' debt, agreeing to pay up to an additional $50,000 in debt or payment to Blended Schools if the amount of its debts do not exceed $446,187 and by payment of $53,813 in cash on or before June 6, 2014. In addition, we agreed to pay certain other debts of Blended Schools as provided for in the Asset Purchase Agreement.

The Company focuses on providing services and technology aimed at increasing the performance in educational settings and operates through two (2) divisions, its Educational Management Organization (EMO) and its Technology and Services Group (TSG). The EMO intends to provide school management services, primarily within the charter school arena. The TSG division is focused on the development and deployment of software, systems and procedures to enhance the rate of learning in both primary and secondary education. It is based in Austin, Texas.

Note 2 - Summary of Significant Accounting Policies

(a)  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company changed its fiscal financial reporting year end from December 31 to be June 30, which represents the operating year ends of its current business.

(b)  Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited revenues, has a working capital deficit of $1,824,145 and incurred a loss of $1,011,593 for the recent six months ended June30, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and DECEMBER 31, 2013 AND 2012 (CONTINUED)

(c)  Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d)  Allowance for Doubtful Accounts

Accounts receivables are recorded at their estimated collectible amounts. Management evaluates the collectability of its receivables periodically, largely based on the historical trends with the customer as well as current financial information available. If it is deemed appropriate an allowance is recorded as an expense in the current period. As of June 30, 2014 there is no allowance for doubtful accounts recorded.

(e)  Intangibles

Our intangible assets are subject to amortization over periods ranging from one to three years, based on managements’ assessment of the useful lives of these assets acquired. Intangibles assets acquired are largely comprised of software to aid teachers in managing their day to day roles and course content to assist individuals and K-12 educational organizations with more cost effective learning content. Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

(f)  Revenue Recognition

The Company typically will receive in full or a large prepayment on account for the use of its courses for the successive K-12 school year commencing on July 1. Revenues are amortized ratably over the contract term with the customer, typically over twelve months. Deferred revenues represents customer prepayments on account for the subscribed software and course content.

(g)  Income Taxes

The Company utilizes Financial Accounting Standards Board Codification ('ASC"), ASC 740, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income.

(h)  Financial Instruments

In accordance with the requirements of ASC 820, "Financial Instruments, Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable, and amounts due to related parties approximate fair values due to the short-term maturity of the instruments.

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

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and DECEMBER 31, 2013 AND 2012 (CONTINUED)

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

(i)  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance ASC 718, "Compensation – Stock Compensation". Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award's fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and/or market price of conversion shares, and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience. Further, if the extent of the Company's actual forfeiture rate is different from the estimate, then the stock-based compensation expense is adjusted accordingly.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505-50 "Equity Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received, or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

(j)  Loss per Share

The Company computes loss per share in accordance with ASC 260, "Earnings Per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. This guidance requires companies that have multiple classes of equity securities to use the "two-class" of "if converted method" in computing earnings per share. We compute loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The Company has excluded all common equivalent shares outstanding for equity rights to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of each reporting period included in these financial statements there are no common stock equivalents outstanding.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and DECEMBER 31, 2013 AND 2012 (CONTINUED)

(k)  Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update "ASU" 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

All new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and DECEMBER 31, 2013 AND 2012 (CONTINUED)

Note 3 – Acquisition Activity

We completed the acquisition of two internet properties, ClassChatter.com and ClassChatterLive.com. Both had been developed by an individual with a background in STEM and Blended Learning educational technology. The sites are being revised as to their appearance to be more intuitive as to their purpose. They are expected to become the base modules for a full, end-to-end solution for e-learning through the addition of applications that use the classroom membership such as grade books, behavior monitoring, class interaction and course interaction. The total consideration given was the issuance of 319,905 shares of restricted common stock, which has been fair valued at $58,000. The seller has been retained as a consultant and is expected to continue the development on a part time basis.

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

On May 30, 2014, we closed on the purchase of assets and business of Blended Schools. Blended Schools provides online curriculum with 192 master courses for the K-12 marketplace, all Common Core compatible; a complete hosted course authoring and learning management system (LMS) environment featuring both Blackboard and Canvas; the new Language Institute, with online courses in Arabic, Chinese, Spanish, French, Japanese, Latin, Russian, German and Hindi, all oriented to meet today's ESL requirements. The Blendedschools.net staff provides online, and on-site training for Blended Learning training methods, conversion planning, and implementation. We agreed to pay the $550,000 purchase price for the assets by assuming $446,187 of Blended Schools' debt, exclusive of deferred revenues, agreeing to pay up to an additional $50,000 in debt or payment to Blended Schools if the amount of its debts do not exceed $446,187 and by payment of $53,813 in cash. In addition, we agreed to pay certain other debts of Blended Schools as provided for in the Asset Purchase Agreement.

Supplemental non-cash financing cash flow disclosures of the identified assets and liabilities acquired in the BlendedSchools acquisition as of May 30, 2014 are as follows:

Fair Value of Assets Acquired:
Accounts Receivable	$121,810
Prepaid Expenses	24,946
Software and content	1,187,534
Liabilities Assumed:
Accounts Payable	(284,891)
Bank Line of Credit	(100,000)
Deferred Revenue – customer prepayments	(784,291)
Other Accrued Liabilities	(61,295)

Cash to be Paid to Seller – accrued	$103,813

Cash Paid to Seller – June 2014	$53,813
Contingent Payable to Seller - Accrued	50,000
Liabilities Assumed	446,187
Total Purchase Price	$550,000

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and DECEMBER 31, 2013 AND 2012 (CONTINUED)

The Consolidated Unaudited Pro-forma operations as if BlendedSchools had been acquired as of January 1, 2012 are as follows;

	Six months Ended June 30, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues	$1,100,452	$2,420,242	$2,718,896

Net Loss	$(1,011,593)	$(1,524,823)	$(3,678,497)

Note 4 – Intangible Assets

Intangible assets are comprised of software and content from the following acquisitions;

	June 30, 2014	December 31, 2013
ClassChatter	$58,000	$58,000
PLC Consultants	24,000	24,000
DWSaba Consulting	40,000	—
BlendedSchools	1,187,534	—
Total	1,309,534	82,000
Less accumulated amortization	(84,073)	—
Net	$1,225,461	$82,000

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2014	December 31, 2013
Accrued benefits & payroll taxes	$26,659	$—
Accrued compensation	68,080	—
Accrued interest	22,641	20,358
Accrued miscellaneous	67,581	11,000
Due to TIU	38,361	—
Liabilities to be settled in stock	8,000	—
	$231,322	$31,358

Note 6 - Short-Term Notes Payable

Short term notes payable consists of the following:

	June 30, 2014	December 31, 2013
Short Term Note (a)	$7,500	$2,500
Outstanding Debenture in default (b)	30,000	30,000
Total Short Term Notes	$37,500	$32,500

———————

(a)

At June 30, 2014 and December 31, 2013 the Company had a note payable balance of $7,500 and $2,500 respectively. This represents short term notes with annual interest rates ranging from 10% to 12%. At June 30, 2014 and December 31, 2013 these notes had accrued interest in the amount of $516 and $383, respectively.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and DECEMBER 31, 2013 AND 2012 (CONTINUED)

(b)

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $19,875 and $22,125 as of December 31, 2013 and 2012, respectively, which is in default.

Note 7 – Line of Credit

Pursuant to the terms of the acquisition of the assets and business of Blended Schools, the Company assumed certain debts of Blended Schools, inclusive of a $100,000 line of credit with a bank. The bank has approved of the conveyance of this debt to the Company. The Company continues to work out the terms of a new acceptable debt arrangement.

Note 8 - Income Taxes

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

The Company had net operating loss carryforwards available to offset future taxable income approximating $4.4 million as of December 31, 2013, which expire through 2033. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

If the Company had more than a 50% change in ownership over a three year period, then the net operating loss carryforwards are limited as to its use under Internal Revenue Code Section 382. We believe the multiple events over the past few years have triggered Section 382 limitations, but no formal study has been under taken, as the Company has not filed its income tax returns in several years.

Income tax expenses and effective income tax rates for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012 consist of the following:

	Six months Ended June 30, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Current taxes (federal and state benefit)	$(384,000)	$(448,000)	$(1,401,000)
Permanent differences	245,000	404,000	1,437,000
Valuation allowance (NOL utilized)	139,000	44,000	(36,000)
Effective income tax rate	0%	0%	0%

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and DECEMBER 31, 2013 AND 2012 (CONTINUED)

The effective income tax rate for the six months ended June 30, 2014 and each of the years ended December 31, 2013 and 2012 differ from the U.S. Federal statutory income tax rate as follows:

	Six months Ended June 30, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Federal statutory income tax rate	(34%)	(34%)	(34%)
State income taxes, net of federal benefit	(4%)	(4%)	(4%)
Permanent differences	24%	34%	39%
Valuation Allowance (benefit)	10%	4%	(1%)
Effective income tax rate	0%	0%	0%

The Company has not filed its tax returns for several years, hence such years remain open for tax examinations

Note 9 - Capital Stock

On December 30, 2010, the Board of Directors approved a new series of common stock to effect a debt settlement. As a result, the 100,000,000 authorized shares of common stock on that date, were divided into 10,000,000 shares of series common stock ("Series Common Stock") and 90,000,000 shares of common stock ("Common Stock"). Effective August 9, 2012, the Company's stockholders approved an increase in authorized capital stock to 500 million shares.

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

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and DECEMBER 31, 2013 AND 2012 (CONTINUED)

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

On May 28, 2012, the Company issued 80,100 shares of the previously reacquired Series Common Stock to an employee for an aggregate purchase price of $1.00. The trading price on the date of reissuance of the Company's common stock was approximately $0.012. As a result, the Company eliminated the cost of $145,000 from treasury stock and recorded the difference between the purchase price and previous acquisition cost of $145,000 as compensation expense.

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

Common Stock

During the year ended December 31, 2012, the Company issued the following shares of Common Stock:

In January, 2012, the Company issued 5,328 shares of common stock valued at approximately $21,000, or $4.00 per share, to a former CFO, in full satisfaction of all amounts owed to him for his services. As a part of his resignation he tendered 200,000 shares of series common stock which he had acquired as a result of his position as a founding member of NEWCO4EDUCATION, LLC.

In January, 2012, the Company issued 5,576 shares of common stock valued at approximately $22,305, or $4.00 per share, to a former CEO, in partial satisfaction of amounts owed to him for his services.

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

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and DECEMBER 31, 2013 AND 2012 (CONTINUED)

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

In December 2012, the Company issued 80,000 shares of common stock to two consultants valued at $51,200 or $0.64 per share for consulting services.

During the year ended December 31, 2013, the Company issued the following shares of Common Stock:

In May 2013, the Company issued 316,905 shares of common stock valued at $58,000 or $0.18 per share for the purchase of intangible assets In September 2013, the Company issued 300,000 shares of common stock valued at $24,000 or $0.08 per share for the purchase of intangible assets pursuant to an Asset Purchase Agreement between the Company and the principals of PLC Consultants, LLC.

The Company issued 10,606,299 shares of common stock pursuant to Consulting Agreements. The stock issued was fair valued at prices ranging from $0.03 to $0.242 per share for a total fair value of $584,958.

During 2013 the value certain shares issued to the directors in late December 2012 were expensed in the amount of $480,000.

The Company issued 2,081,354 shares of common stock in conversion of outstanding debts, including interest. The stock issued was fair valued at $0.05 to $0.23 per share for a total fair value of $286,371. Included in these shares issued for debts outstanding was the conversion of $84,908 of related party debt, which 450,000 shares of common stock was issued

During the six months ended June 30, 2014, the Company issued the following shares of Common Stock:

The Company issued 800,000 shares of common stock for the purchase of Intangibles pursuant to an Asset Purchase Agreement between the Company and the principals of Saba Consulting, LLC. The stock issued was fair valued at $.05 per share for a total fair value of $40,000.

The Company issued 1,450,000 shares of common stock in accordance with the Company's Board of Directors' compensation policy. These shares issued were fair valued at prices ranging from $.08 to $.10 for a total fair value of $126,000.

The Company issued 163,248 shares of common stock in conversion of outstanding debts. The stock issued was fair valued at prices ranging from $.10 to $.18 per share for a total fair value of $17,000.

The Company issued 4,874,375 pursuant to Consulting and Services Agreements. The stock issued was fair valued at prices ranging from $.05 to $.18 per share for a total fair value of $434,332.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and DECEMBER 31, 2013 AND 2012 (CONTINUED)

The Company sold 2,225,000 shares of common stock. The stock sold was fair valued at prices ranging from $.08 to $.10 per share for a total fair value of $210,000. There were no stipulations, conditions or requirements under the sale.

Note 10 – Commitments and Contingencies

During 2013, the Company entered into seven consulting agreements, ranging from a monthly to an annual term, where the consultants will be paid a total of $38, 500 per month. All fees will be paid in common stock on the first day of each month valued at 110% of the closing share price during the final ten trading days of the previous month.

The Company rents its' two office space units on a month to month basis in Austin, Texas and Atlanta, Georgia.

Rent expense for the six months ended June 30, 2014, the year ended December 31, 2013 and 2012 was $18,000, $0 and $0, respectively.

Note 11 – Subsequent Events

During August and September 2014, the Company issued 5,900,000 shares of common stock for compensation to officers and directors valued at $849,600, 8,333 shares of common stock were issued to settle certain debts valued at $1,000 and 813,056 shares of common stock was issued for consulting expenses valued at $96,200.