Form 10-Q
period 2014-09-30
Sibling Group Holdings, Inc.
filed 2014-11-14
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  000-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0270334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

901 Mopac Expressway South, Barton Oaks Plaza One, Suite 300, Austin, TX 78746
(Address of Principal Executive Office) (Postal Code)

(512) 329-1905
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 48,539,640 shares of common stock are outstanding as of November 7, 2014.

i

INTRODUCTORY NOTES

This Report on Form 10-Q for Sibling Group Holdings, Inc. (“SIBE” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Transition Report on Form 10-K for the six months ended June 30, 2014 and year ended December 31, 2013 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that SIBE’s actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The information contained in this report, except as specifically dated, is as of September 30, 2014.

ii

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SIBLING GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS

Current assets
Cash	$111,300	$27,250
Accounts receivable	335,578	77,356
Prepaid expenses	207,176	202,363
Total current assets	654,054	306,969

Intangible assets, net	1,095,743	1,225,461

Total assets	$1,749,797	$1,532,430

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,334,798	$1,127,649
Accrued liabilities	153,110	231,322
Deferred revenue	1,359,002	634,643
Line of credit	100,000	100,000
Short-term notes payable	37,500	37,500
Total current liabilities	2,984,410	2,131,114

Stockholders' deficit
Preferred stock, no par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Convertible series common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 48,239,640 and 41,518,251 issued and outstanding at September 30, 2014 and June 30, 2014	4,824	4,152
Additional paid-in capital	8,864,410	8,016,481
Accumulated deficit	(10,103,847)	(8,619,317)
Total stockholders' deficit	(1,234,613)	(598,684)

Total liabilities and stockholders' deficit	$1,749,797	$1,532,430

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
	2014	2013

Revenues	$529,760	$—

Cost of goods sold	201,548	—

Gross profit	328,212	—

Operating expenses
General and administrative	1,296,027	4,603
Professional fees	370,766	247,643
Total operating expenses	1,666,793	252,246

Loss from operations	(1,338,581)	(252,246)

Other income (expense)
Other (expense)	(129,718)	—
Interest (expense)	(16,231)	(700)
Total other income (expense)	(145,949)	(700)

Net loss before income taxes	(1,484,530)	(252,946)

Income taxes	—	—

Net loss	$(1,484,530)	$(252,946)

Net loss per share	$(0.03)	$(0.01)

Weighted average shares outstanding, basic and diluted	43,175,842	19,653,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(1,484,530)	$(252,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for directors/board committee fees	32,400	120,000
Common stock issued for services	210,400	72,105
Common stock issued for compensation	604,800	—
Amortization of intangibles	129,718	—
Changes in operating assets and liabilities
Accounts receivable	(258,222)	—
Accounts payable	208,149	29,866
Accrued liabilities	(78,212)	700
Deferred revenue	724,359	—
Prepaid expenses	(4,812)	—
Due to related parties	—	25,633
Net cash provided by (used in) operating activities	84,050	(4,642)

Cash flows from investing activities	—	—

Cash flows from financing activities	—	—

Net change in cash	$84,050	$(4,642)
Cash, beginning of period	27,250	4,642
Cash, end of period	$111,300	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$1,275	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash operating and financing activities
Common stock issued for settlement of account payable	$1,000	$2,500
Common stock issued for settlement of related party payable	$—	$84,908
Common stock issued for purchase of intangible asset	$—	$24,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND JUNE 30, 2014

(Unaudited)

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

Under the terms of the Closing Addendum, we agreed to pay the $550,000 purchase price for the assets by assuming $446,187 of Blended Schools' debt, by payment of $53,813 in cash on June 10, 2014, and agreeing to pay an additional $50,000 payment in cash on November 14, 2014 to Blended Schools. In addition, we agreed to pay certain other debts of Blended Schools as provided for in the Asset Purchase Agreement.

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

(b)  Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited revenues, has a working capital deficit of $2,330,356 and incurred a loss of $1,484,530 for the recent three months ended September 30, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND JUNE 30, 2014

(Unaudited)

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

(d)  Allowance for Doubtful Accounts

Accounts receivables are recorded at their estimated collectible amounts. Management evaluates the collectability of its receivables periodically, largely based on the historical trends with the customer as well as current financial information available. If it is deemed appropriate an allowance is recorded as an expense in the current period. As of September 30, 2014 and June 30, 2014 there is no allowance for doubtful accounts recorded.

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

Certain assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND JUNE 30, 2014

(Unaudited)

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

(j)  Loss per Share

The Company computes loss per share in accordance with ASC 260, "Earnings Per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. This guidance requires companies that have multiple classes of equity securities to use the "two-class" of "if converted method" in computing earnings per share. We compute loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The Company has excluded all common equivalent shares outstanding for warrants to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2014 and 2013 there are no common stock equivalents outstanding to exclude.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND JUNE 30, 2014

(Unaudited)

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

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND JUNE 30, 2014

(Unaudited)

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

On May 30, 2014, we closed on the purchase of assets and business of Blended Schools. Blended Schools provides online curriculum with 192 master courses for the K-12 marketplace, all Common Core compatible; a complete hosted course authoring and learning management system (LMS) environment featuring both Blackboard and Canvas; the new Language Institute, with online courses in Arabic, Chinese, Spanish, French, Japanese, Latin, Russian, German and Hindi, all oriented to meet today's ESL requirements. The Blendedschools.net staff provides online, and on-site training for Blended Learning training methods, conversion planning, and implementation. We agreed to pay the $550,000 purchase price for the assets by assuming $446,187 of Blended Schools' debt, exclusive of deferred revenues, by payment of $53,813 in cash on June 10, 2014 and agreeing to pay an additional $50,000 in cash on November 14, 2014 to Blended Schools. In addition, we agreed to pay certain other debts of Blended Schools as provided for in the Asset Purchase Agreement.

The identified assets and liabilities acquired in the BlendedSchools acquisition as of May 30, 2014 are as follows:

Fair Value of Assets Acquired:
Accounts Receivable	$121,810
Prepaid Expenses	24,946
Software and content	1,187,534
Liabilities Assumed:
Accounts Payable	(284,891)
Bank Line of Credit	(100,000)
Deferred Revenue – customer prepayments	(784,291)
Other Accrued Liabilities	(61,295)

Cash Paid to be paid to Seller – post closing	$103,813

Cash Paid to Seller – post closing	$53,813
Contingent Payable to Seller - Accrued	50,000
Liabilities Assumed	446,187

Total Purchase Price	$550,000

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND JUNE 30, 2014

(Unaudited)

The Consolidated Unaudited Pro-forma operations as if BlendedSchools had been acquired as of January 1, 2012 are as follows:

	Three months Ended September 30,
	2014	2013
Revenues	$529,760	$550,226

Net Loss	$(1,484,530)	$(360,240)

The intangibles are being amortized over a one to three year period, with the exception of PLC Consultants, which has not been placed in service.

Note 4 – Intangible Assets

Intangible assets are comprised of software and content from the following acquisitions;

	September 30, 2014	June 30, 2014
ClassChatter	$58,000	$58,000
PLC Consultants	24,000	24,000
DWSaba Consulting	40,000	40,000
BlendedSchools	1,187,534	1,187,534
Total	1,309,534	1,309,534
Less accumulated amortization	(213,791)	(84,073)
Net	$1,095,743	$1,225,461

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2014	June 30, 2014
Accrued benefits & payroll taxes	$19,192	$26,659
Accrued compensation	23,366	68,080
Accrued interest	27,596	22,641
Accrued miscellaneous	82,956	67,581
Due to TIU – accounting services	0	38,361
Liabilities to be settled in stock	0	8,000
	$153,110	$231,322

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND JUNE 30, 2014

(Unaudited)

Note 6 - Short-Term Notes Payable

Short term notes payable consists of the following:

	September 30, 2014	June 30, 2014
Short Term Note (a)	$7,500	$7,500
Outstanding Debenture in default	30,000	30,000
Total Short Term Notes	$37,500	$37,500

———————

(a)

At September 30, 2014 and June 30, 2014 the Company had a note payable balance of $7,500. This represents short term notes with annual interest rates ranging from 10% to 12%. At September 30, 2014 and June 30, 2014 these notes had accrued interest in the amount of $666 and $516, respectively.

(b)

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $23,250 and $22,125 as of September 30, 2014 and June 30, 2014, respectively, which is in default.

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

Common Stock

During the three months ended September 30, 2014, the Company issued the following shares of Common Stock:

The Company issued 1,613,056 shares of common stock pursuant to Consulting and Services Agreements. The stock issued was fair valued at prices ranging from $.12 to $.18 per share for a total fair value of $210,400.

The Company issued 900,000 shares of common stock in accordance with the Company's Board of Directors' compensation policy and for the services of a Board appointed committee. The stock issued was fair valued at $.144 per share for a total fair value of $129,600, which will be expensed quarterly during the year ended June 30, 2015.

The Company issued 4,200,000 shares of common stock for compensation to officers and employees. The stock issued was fair valued at $.144 per share for a total fair value of $604,800.

The Company issued 8,333 shares of common stock in conversion of outstanding debts. The stock issued was fair valued at $.12 per share for a total value of $1,000.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND JUNE 30, 2014

(Unaudited)

Note 9 – Commitments and Contingencies

On July 1, 2014, the Company entered into a three-month consulting agreement whereby the consultant would be paid with 50,000 shares of the Company's common stock and cash payments of $5,000 per month.

On July 9, 2014, the Company entered into a two-year consulting agreement whereby the consultant would be paid with 170,000 shares of the Company's common stock and cash payments totaling $10,000.

On August 1, 2014, the Company entered into a six-month consulting agreement whereby the consultant would be paid with 250,000 shares of the Company's common stock and cash payments of $5,000 per month.

On September 30, 2014, the Company entered into a one-year consulting agreement where the consultant would be paid cash payments of $8,000 per month.

The Company rents its office space unit on a month to month basis in Austin, Texas. Rent expense for the three months ended September 30, 2014 and the six months ended June 30, 2014 was $$1,890 and $18,000 respectively.

Note 10 – Subsequent Events

On October 20, 2014, the Company issued 300,000 shares of common stock pursuant to a Consulting and Services agreement valued at $37,500.

On October 30, 2014, the Company signed a non-binding letter of intent to acquire Urban Planet Media & Entertainment Corp., the operator of the Urban Planet Mobile™ education software platform ("UPM" or "Urban Planet"), a privately held mobile media company focused on creating high-value content and solutions in education, healthcare and literacy.

The proposed UPM acquisition is subject to due diligence, customary conditions, including approval of a definitive agreement and the approval of the Company's board of directors. The consideration to complete the transaction includes the issuance of 12,500,000 restricted common shares of the Company and 500,000 shares of Preferred "A" convertible shares. Each Preferred "A" share is convertible into 20 common shares of the Company no sooner than 24 months from the date of issuance, at a conversion price of $.50 per share, unless, otherwise agreed to in writing by all parties, and approved by the majority of the Board of Directors of the Company. Both companies are working diligently to close the transaction by December 31, 2014.

On November 6, 2014, the Company signed a one-year promissory note with Kish Bank in order to fully settle the LOC assumed by the Company in the acquisition of Blendedschools.net.  The loan is payable in one principal payment on November 6, 2015, with interest payments being paid monthly beginning December 6, 2014. The interest rate is 1.25% over the Prime rate of interest (currently 3.25%), floating daily, with a floor rate of 4.00%. The debt is secured with a first lien security interest in the accounts receivable of Blended Schools Network.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto.

Overview

Our mission is to discover, develop and deliver resources to expand and improve lifelong learning opportunities and achievement. The mission is accomplished by accessing funds from the public capital markets and applying them in a unified strategy of growth and acquisitions to accelerate the improvement of early childhood, K-12, post-secondary and corporate education around the world.

Results of Operations

For the Three Months Ended September 30, 2014 and September 30, 2013.

During the three months period ended September 30, 2014 we recorded revenue of $529,760, as compared to $0 revenue for the three months ended September 30. 2013. Total operating expenses for the three month period ended September 30, 2014 was $1,666,793, consisting mainly of salaries of our management, as well as consulting expenses and professional fees. This is compared to total operating expenses for the three month period ended September 30, 2013 of $252,246, consisting mainly of consulting expenses and professional fees.

Interest expense on our existing debt for the three month periods ended September 30, 2014 and September 30, 2013 was $16,231 and $700, respectively. Amortization amounted to $129,718 and $0 for the three months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014, our operations included expanding the management team, assuming the operations of Blended Schools Network, forming strategic partnerships to take products into a national and international market, exploring and evaluating future acquisitions, and engaging investor relation and investment banking firms to raise our visibility and communication in the investment community.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $2,330,356, $111,300 in cash and $1,095,743 of intangible assets as of September 30, 2014, compared to a working capital deficit of $1,824,145 and $27,250 in cash as of June 30, 2014.

Net cash provided by operating activities was $84,050 for the three months ended September 30, 2014, compared to net cash used in operating activities of $4,642 for the three months ended September 30, 2013.  The increase of $88,692 of cash provided by operating activities for the quarter was primarily a result of cash collections of accounts receivable.

We have had no capital expenditures for the three months ended September 30, 2014, and have no plans for the purchase of any plant or equipment in the foreseeable future.

We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us.  If we are unable to secure additional working capital as needed, our ability to develop new business generate sales, meet our operating and financing obligations as they become due, or continue our business and operations could be in jeopardy.

As of June 27, 2014, corporate offices are located at 901 Mopac Expressway, Barton Oaks Plaza One Suite 300, Austin, TX  78746.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are summarized in Note #2 to our consolidated financial statements in Item #15 of our Transition Report on Form 10-K for the six months ended June 30, 2014.  There have been no changes to our critical accounting policies during the fiscal quarter ended September 30, 2014.  As of September 30, 2014, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Exemption from Registration

The securities issued during the three months ended September 30, 2014 were issued without registration with the Securities and Exchange Commission, pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The securities are offered and sold only to accredited investors as defined in Regulation D.  This exemption applies because the Company did not make any public offer to sell any securities, but rather, the Company only offered securities to persons known to the Company to be accredited investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not have any market risk sensitive instruments outstanding during this period.

ITEM 4.

CONTROLS AND PROCEDURES

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting were not effective as of September 30, 2014. We have identified the following material weaknesses as of September 30, 2014: (i) lack of sufficient resources to ensure compliance with GAAP and the rule and regulations of the SEC, especially with regards to equity based transactions and tax accounting expertise, (ii) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. The control deficiencies noted did not result in any audit adjustments to the Company's 2014 transitional financial statements.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not presently a party to any material litigation, and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-K for the six months ended June 30, 2014 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended September 30, 2014 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014, the Company issued the following shares of Common Stock:

On August 19 2014, the Company issued 1,613,056 shares of common stock for $210,400 pursuant to Consulting and Services Agreements. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On August 19 2014, the Company issued 8,333 shares of common stock for $1,000 in conversion of outstanding debts. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On September 10, 2014, the Company issued 900,000 shares of common stock for $129,600 in accordance with the Company’s Board of Directors’ compensation policy and for the services of a Board appointed committee. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On September 10, 2014, the Company issued 4,200,000 shares of common stock for $604,800 for compensation to officers and employees. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

Non-Binding Letter of Intent

On October 30, 2014, the Company signed a non-binding letter of intent to acquire Urban Planet Media & Entertainment Corp., the operator of the Urban Planet Mobile™ education software platform (“UPM” or “Urban Planet”), a privately held mobile media company focused on creating high-value content and solutions in education, healthcare and literacy.

The proposed UPM acquisition is subject to due diligence, customary conditions, including approval of a definitive agreement and the approval of the Company’s board of directors. The consideration to complete the transaction includes the issuance of 12,500,000 restricted common shares of the Company and 500,000 shares of Preferred “A” convertible shares. Each Preferred “A” share is convertible into 20 common shares of the Company no sooner than 24 months from the date of issuance, at a conversion price of $.50 per share, unless, otherwise agreed to in writing by all parties, and approved by the majority of the Board of Directors of the Company. Both companies are working diligently to close the transaction by December 31, 2014.

ITEM 6.

EXHIBITS

Exhibit No.	Description
10.1	Letter of Intent
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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

Sibling Group Holdings, Inc.

Dated: November 14, 2014	By:	/s/ Maurine Findley
Maurine Findley
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ Angelle Judice
Angelle Judice
Chief Financial Officer
(Principal Financial and Accounting Officer)