Form 10-Q
period 2014-12-31
Sibling Group Holdings, Inc.
filed 2015-02-17
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2014.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  000-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0270334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

215 Morris Street, Suite 205, Durham, NC 27701
(Address of Principal Executive Office) (Postal Code)

(919) 237-2755
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 52,554,684 shares of common stock are outstanding as of January 8, 2015.

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

The information contained in this report, except as specifically dated, is as of December 31, 2014.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SIBLING GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS

Current assets
Cash	$2,104	$27,250
Accounts receivable	96,273	77,356
Prepaid expenses	312,421	202,363
Total current assets	410,798	306,969

Intangible assets, net	966,025	1,225,461

Total assets	$1,376,823	$1,532,430

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,636,068	$1,127,649
Accrued liabilities	205,432	231,322
Deferred revenue	872,673	634,643
Line of credit	—	100,000
Short-term notes payable	137,500	37,500
Due to related party	10,000	—
Convertible note payable, net of discount	166,909	—
Derivative liability	151,171	—
Total current liabilities	3,179,753	2,131,114

Stockholders' deficit
Preferred stock, no par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Convertible series common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 50,842,973 and 41,518,251 issued and outstanding at December 31, 2014 and June 30, 2014.	5,083	4,152
Additional paid-in capital	9,387,541	8,016,481
Accumulated deficit	(11,195,554)	(8,619,317)
Total stockholders' deficit	(1,802,930)	(598,684)

Total liabilities and stockholders' deficit	$1,376,823	$1,532,430

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013

Revenues	$570,374	$—	$1,100,134	$—

Cost of goods sold	207,556	—	409,104	—

Gross profit	362,818	—	691,030	—

Operating expenses
General and administrative	580,877	—	1,876,904	4,603
Professional fees	513,806	528,994	884,572	776,637
Total operating expenses	1,094,683	528,994	2,761,476	781,240

Loss from operations	(731,865)	(528,994)	(2,070,446)	(781,240)

Other income (expense)
Other (expense)	(129,719)	—	(259,437)	—
Interest (expense)	(78,952)	(1,700)	(95,183)	(2,400)
Loss on derivative	(151,171)	—	(151,171)	—
Total other income (expense)	(359,842)	(1,700)	(505,791)	(2,400)

Net loss	$(1,091,707)	$(530,694)	$(2,576,237)	$(783,640)

Net loss per share	$(0.02)	$(0.03)	$(0.06)	$(0.04)

Weighted average shares outstanding, basic and diluted	49,096,886	18,701,070	46,136,364	18,701,070

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(2,576,237)	$(783,640)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for directors/board committee fees	64,800	332,700
Common stock issued for services	597,487	474,033
Common stock issued for compensation	604,800	—
Amortization of intangibles and debt discount	276,754	—
Changes in operating assets and liabilities
Accounts receivable	(18,917)	—
Accounts payable	509,419	(55,768)
Accrued liabilities	(22,395)	2,400
Deferred revenue	238,030	—
Prepaid expenses	(110,058)	—
Derivative liability	151,171
Due to related parties	10,000	25,633
Net cash (used in) operating activities	(275,146)	(4,642)

Cash flows from investing activities	—	—

Cash flows from financing activities	—	—
Adjustments to reconcile net loss to net cash provided by (used in) financing activities
Repayment of line of credit	(100,000)	—
Proceeds of short term notes payable	100,000	—
Proceeds of notes payable	250,000	—
Net cash provided by financing activities	250,000	—

Net change in cash	$(25,146)	$(4,642)
Cash, beginning of period	27,250	4,642
Cash, end of period	$2,104	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$15,774	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash operating and financing activities
Common stock issued for settlement of note payable	$—	$35,000
Common stock issued for settlement of accounts payable	$1,000	$82,587
Common stock issued for settlement of accrued interest payable	$—	$13,500
Common stock issued for prepaid expenses	$—	$1,725
Common stock issued for settlement of related party payable	$—	$84,908
Common stock issued for purchase of intangible asset	$—	$24,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND JUNE 30, 2014

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

On March 30, 2013, SIBE, through its wholly owned subsidiary, BLSCH Acquisition, LLC signed a Closing Terms Addendum (the "Closing Addendum) to the previously disclosed Asset Purchase Agreement between BLSCH Acquisition, LLC and BLENDEDSCHOOLS.NET, an unrelated third party ("Blended Schools") dated November 25, 2013. Under the terms of the Closing Addendum, we closed on the purchase of assets of Blended Schools effective as of May 30, 2014. Blended Schools provides online curriculum with 192 master courses for the K-12 marketplace, all Common Core compatible; a complete hosted course authoring and learning management system (LMS) environment featuring both Blackboard and Canvas; the new Language Institute, with online courses in Arabic, Chinese, Spanish, French, Japanese, Latin, Russian, German and Hindi, all oriented to meet today's ESL requirements. The Blendedschools.net staff provides online, and on-site training for Blended Learning training methods, conversion planning, and implementation.

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

(b)  Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited revenues, has a working capital deficit of $2,768,955 and incurred a loss of $2,576,237 for the recent six months ended December 31, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND JUNE 30, 2014

(Unaudited)

(c)  Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts of assets and liabilities, derivative liabilities, debt discounts, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d)  Allowance for Doubtful Accounts

Accounts receivables are recorded at their estimated collectible amounts. Management evaluates the collectability of its receivables periodically, largely based on the historical trends with the customer as well as current financial information available. If it is deemed appropriate an allowance is recorded as an expense in the current period. As of December 31, 2014 and June 30, 2014 there is no allowance for doubtful accounts recorded.

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

DECEMBER 31, 2014 AND JUNE 30, 2014

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets

Total assets measured at fair value	$—	$—	$—	$—

Liabilities

Derivative liability	151,171	—	—	151,171
Total liabilities measured at fair value	$151,171	$—	$—	$151,171

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of July 1, 2014	$—
Fair value of derivative liabilities issued	117,398
Conversion of notes payable	—
Loss on change in derivative liability	33,773
Ending balance as of December 31, 2014	$151,171

The convertible notes issued and described in Note 7 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.5%
Stock volatility factor	93%
Weighted average expected option life	5 to 6 months
Expected dividend yield	None

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND JUNE 30, 2014

(Unaudited)

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

(j)  Loss per Share

The Company computes loss per share in accordance with ASC 260, "Earnings Per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. This guidance requires companies that have multiple classes of equity securities to use the "two-class" of "if converted method" in computing earnings per share. We compute loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The Company has excluded all common equivalent shares outstanding for warrants to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2014 and 2013 there are no common stock equivalents outstanding to exclude.

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

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND JUNE 30, 2014

(Unaudited)

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

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND JUNE 30, 2014

(Unaudited)

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

The identified assets and liabilities acquired in the Blended Schools acquisition as of May 30, 2014 are as follows:

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

The Company has not paid the contingent payable of $50,000 to date, as a result, the Company began accruing interest at $1,000 per day beginning on November 15, 2014 pursuant to the Memorandum of Understanding executed on October 24, 2014.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND JUNE 30, 2014

(Unaudited)

Note 4 – Intangible Assets

Intangible assets are comprised of software and content from the following acquisitions;

	December 31, 2014	June 30, 2014
ClassChatter	$58,000	$58,000
PLC Consultants	24,000	24,000
DWSaba Consulting	40,000	40,000
Blended Schools	1,187,534	1,187,534
Total	1,309,534	1,309,534
Less accumulated amortization	(343,509)	(84,073)
Net	$966,025	$1,225,461

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2014	June 30, 2014
Accrued benefits & payroll taxes	$32,682	$26,659
Accrued compensation	36,590	68,080
Accrued interest	30,560	22,641
Accrued miscellaneous	105,600	67,581
Due to TIU – accounting services	—	38,361
Liabilities to be settled in stock	—	8,000
	$205,432	$231,322

Note 6 - Short-Term Notes Payable

Short term notes payable consists of the following:

	December 31, 2014	June 30, 2014
Short Term Note (a)	$107,500	$7,500
Due to Related Party (c)	10,000	—
Outstanding Debenture in default (b)	30,000	30,000
Total Short Term Notes	$147,500	$37,500

———————

(a)

At December 31, 2014 and June 30, 2014 the Company had a note payable balance of $107,500 and 7,500 respectively. This represents short term notes with annual interest rates ranging from 4.5% to 12%. At December 31, 2014 and June 30, 2014 these notes had accrued interest in the amount of $1,265 and $516, respectively.

(b)

On December 30, 2010, the Company entered into Conversion Agreements with all but one of the holders of the Series AA debentures previously issued by SIBE and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and one-hundred percent (100%) of the membership interests of a new, wholly-owned subsidiary of SIBE, Debt Resolution, LLC (DR LLC) in full settlement of their debentures, underlying warrants and accrued interest as of that date. The Conversion Agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $24,375 and $22,125 as of December 31, 2014 and June 30, 2014, respectively, which is in default.

(c)

On November 26, 2014, the Company had a promissory note payable to a related party, Dave Saba, in the amount of $10,000. The note is payable on June 1, 2015, with an interest rate of 1.25% per month. At December 31, 2014, the note had accrued interest in the amount of $125.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND JUNE 30, 2014

(Unaudited)

Note 7 – Convertible Notes Payable

Effective on December 5, 2014, Sibling Group Holdings, Inc., completed the closing of a private placement financing transaction with FireRock Capital, Inc. ("FireRock"), an unrelated third party, pursuant to a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, FireRock purchased from the Company an 8% Senior Convertible Promissory Note (the "Note" and together with the Purchase Agreement, the "Transaction Documents") in the aggregate principal amount of $275,000.00, and delivered gross proceeds of $250,000, excluding a 10% original issue discount, transaction costs, fees and expenses. The Note may be converted into shares of the Company's common stock (the "Common Stock") by FireRock in whole or in part at any time from time to time after the issuance of the Note, by submitting to the Company a Notice of Conversion. If none of the Principal Amount is paid by June 1, 2015 "the Maturity Date", then an additional $250,000 will be due for the failure to pay the monies due at maturity for a total sum of $525,000.00 (the "Conversion Amount") which shall be paid in the form of conversion into Common Stock plus accrued interest, or if a portion of the Principal Amount and accrued interest is paid in cash by the Maturity Date, the Conversion Amount shall be reduced by the amount that is double the amount paid in cash (not including the amount paid as interest) by the Maturity Date.

An additional 25% of principal is due as a prepayment penalty for monies paid against principal prior to the maturity date. In the event of a default there is an additional 45% of principal is due as a prepayment penalty for monies paid against principal prior to the maturity date. Prepayment of the Note requires notification to FireRock, if such monies are obtained from other financing sources. The interest rate increases to 15% per annum for the failure to make timely payments of principal or interest. There is also a 2% penalty on the converted principal and interest balance into shares for the failure to timely deliver shares issuable upon a conversion within three business days.

FireRock has future participation rights up to 25% of any future offerings at the same terms and conditions being offered to others, as long as the FireRock Note remains outstanding.

The Note is convertible into shares of the Company's common stock at any time at the discretion of FireRock at an initial conversion price per share equal to the lowest of: (a) $0.25 or (b) 70% (or 50% upon a default) multiplied by the volume weighted average price of the Common Stock for the ten (10) trading days immediately prior to the applicable conversion date (the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, reverse stock splits, stock dividends, issuance and or sale of stock, other similar transactions, inclusive of the issuance of stock options or warrants at a price or conversion price less than $.25 per share while this FireRock Note is outstanding and subject to the terms of the Transaction Documents.

As a result of the derivative nature of the conversion terms of this FireRock Note, the Company has recorded a a fair value derivative liability in the amount of $117,398 at inception, which will be marked to market. In addition the Company issued 125,000 shares of common stock in connection with this FireRock Note, which has an allocated value of $18,644. The beneficial conversion feature of this FireRock Note has been valued at $85,259. As a result there has been a debt discount recorded in the amount of $103,903 to be amortized ratably over six months. The accumulated amortization recorded on this debt discount as of December 31, 2014 was $17,317.

Interest on the principal amount of the Note accrues at the rate of 8% per annum and is payable on the Maturity Date, seven months after the date of the Note. Accrued interest was $1,588.89 at December 31, 2014.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND JUNE 30, 2014

(Unaudited)

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

Common Stock

During the six months ended December 31, 2014, the Company issued the following shares of Common Stock:

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

The Company issued 2,478,333 shares of common stock pursuant to Consulting and Services Agreements. The stock issued was fair valued at prices ranging from $.125 to $.20 per share for a total fair value of $387,087.

The Company issued 125,000 shares of common stock for the private placement financing entered into with the Company. The stock issued was fair valued at $.159 per share for a total fair value of $19,875.

Note 9 – Commitments and Contingencies

On October 17, 2014, the Company entered into a one year consulting agreement whereby the consultant would be paid with 300,000 shares of the Company's common stock.

On November 1, 2014 the Company entered into an eight month consulting agreement whereby the consultant would be paid with 70,000 shares of the Company's common stock and cash payments aggregating a total of $6,000.

On November 7, 2014, the Company entered into a three month consulting agreement whereby the consultant would be paid with 100,000 shares of the Company's common stock.

On December 10, 2014, the Company entered into a one-year consulting agreement where the consultant would be paid with 100,000 shares of the Company's common stock.

On December 17, 2014, the Company entered into a one-year consulting agreement where the consultant would be paid with 1,250,000 shares of the Company's common stock.

The Company rents its office space unit on a month to month basis in Austin, Texas. Rent expense for the six months ended December 31, 2014 and June 30, 2014 was $3,139 and $18,000 respectively.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND JUNE 30, 2014

(Unaudited)

Note 10 – Subsequent Events

On January 7, 2015, the Company issued 1,600,000 shares of common stock pursuant to a Consulting and Services agreement valued at $224,000.

On January 8, 2015, the Company issued 111,710 shares of common stock to settle an accounts payable.

On January 28, 2015, the Board of Directors granted the authority to create 500,000 shares of Series A Convertible Preferred Stock.

On January 30, 2015, the Company entered into and completed the initial closing pursuant to a share exchange agreement (the "Share Exchange Agreement") with Urban Planet Media & Entertainment, Corp. ("Urban Planet Media") and the Urban Planet Media's shareholders on January 28, 2015. We agreed to issue up to 10,500,000 shares of our unregistered common stock, $0.0001 par value (the "Common Stock") and 500,000 shares of our Series A Convertible Preferred Stock to the shareholders of Urban Planet Media holding 8,954,281 shares of its issued and outstanding common stock (the "Share Exchange"), such shares representing 100% of the issued and outstanding common stock of Urban Planet Media. In addition, we agreed to reserve for issuance within 30 days after the completion of the acquisition of a 100% interest in Urban Planet Media 2,000,000 shares of our Common Stock as designated by Urban Planet Media's Chief Executive Officer to individuals or entities whose past, present and/or potential contributions to Urban Planet Media have been, are or will be important to its success.

We completed an initial closing pursuant to the Share Exchange Agreement whereby we acquired approximately 61.7% of Urban Planet Media's outstanding common stock in exchange for 6,481,360 shares of our Common Stock and 308,635 shares of our Series A Preferred Stock. We plan to complete the acquisition of an additional 3,427,051 shares of Urban Planet Media common stock pursuant to the Share Exchange Agreement by issuing 4,018,640 shares of our common stock and 191,365 shares of our Series A Preferred no later than February 27, 2015. Upon completion of this part of the acquisition, Urban Planet Media will become our wholly owned subsidiary and our pro-forma shares of Common Stock outstanding giving effect to the acquisition of Urban Planet Media is expected to be approximately 61,342,973.

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

Results of Operations

For the Three Months Ended December 31, 2014 and December 31, 2013.

During the three month period ended December 31, 2014 we recorded revenue of $570,374, as compared to $0 revenue for the three months ended December 31. 2013. Total operating expenses for the three month period ended December 31, 2014 was $1,094,683 consisting of salaries of our management and staff, as well as technology expenses, consulting expenses and professional fees. This is compared to total operating expenses for the three month period ended December 31, 2013 of $528,994, consisting mainly of consulting expenses and professional fees.

Interest expense on our existing debt for the three month periods ended December 31, 2014 and December 31, 2013 was $78,952 and $1,700, respectively. Amortization amounted to $129,719 and $0 for the three months ended December 31, 2014 and 2013, respectively.

For the three months ended December 31, 2014, our operations included operating Blended Schools Network, forming strategic partnerships to take products into a national and international market, exploring and evaluating future acquisitions, and engaging investor relation and investment banking firms to raise our visibility and communication in the investment community.

For the Six Months Ended December 31, 2014 and December 31, 2013.

During the six month period ended December 31, 2014 we recorded revenue of $1,100,134, as compared to $0 revenue for the six months ended December 31. 2013. Total operating expenses for the six month period ended December 31, 2014 was $2,761,476 consisting of salaries of our management and staff, as well as technology expenses, consulting expenses and professional fees. This is compared to total operating expenses for the six month period ended December 31, 2013 of $781,240 consisting mainly of consulting expenses and professional fees.

Interest expense on our existing debt for the three month periods ended December 31, 2014 and December 31, 2013 was $95,183 and $2,400, respectively. Amortization amounted to $259,436 and $0 for the six months ended December 31, 2014 and 2013, respectively.

For the six months ended December 31, 2014, our operations included expanding the management team of Sibling, focusing on internal controls and filings, operating Blended Schools Network, forming strategic partnerships to take products into a national and international market, exploring and evaluating future acquisitions, and engaging investor relation and investment banking firms to raise our visibility and communication in the investment community.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $2,768,955, $2,104 in cash and $966,025 of intangible assets as of December 31, 2014, compared to a working capital deficit of $1,824,145 and $27,250 in cash as of June 30, 2014.

Net cash used by operating activities was $275,146 for the six months ended December 31, 2014, compared to $4,642 for the six months ended December 31, 2013. The increase of $270,504 of cash used by operating activities for the quarter was primarily a result of payments made on obligations versus reduced cash collections of accounts receivable.

We have had no capital expenditures for the three months ended December 31, 2014, and have no plans for the purchase of any plant or equipment in the foreseeable future.

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

As of December 31, 2014, corporate offices were located at 901 Mopac Expressway, Barton Oaks Plaza One Suite 300, Austin, TX 78746.

As of February 15, 2015, corporate offices are located at 215 Morris Street, Suite 205, Durham, NC 27701.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are summarized in Note #2 to our consolidated financial statements in Item #15 of our Transition Report on Form 10-K for the six months ended June 30, 2014. As of December 31, 2014, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

Derivative Financial Instrument

 We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Exemption from Registration

The securities issued during the three months ended December 31, 2014 were issued without registration with the Securities and Exchange Commission, pursuant to Section 4(2) of the Securities Act of 1933, as amended. The securities are offered and sold only to accredited investors as defined in Regulation D. This exemption applies because the Company did not make any public offer to sell any securities, but rather, the Company only offered securities to persons known to the Company to be accredited investors.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting were not effective as of December 31, 2014. We have identified the following material weaknesses as of December 31, 2014: (i) lack of sufficient resources to ensure compliance with GAAP and the rule and regulations of the SEC, especially with regards to equity based transactions and tax accounting expertise, (ii) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. The control deficiencies noted did not result in any audit adjustments to the Company's 2014 transitional financial statements.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not presently a party to any material litigation, and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-K for the six months ended June 30, 2014 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended December 31, 2014 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2014, the Company issued the following shares of Common Stock:

On August 19 2014, the Company issued 1,613,056 shares of common stock as payment for services rendered pursuant to Consulting and Services Agreements. The shares had an aggregate fair value at issuance of $210,400. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On August 19 2014, the Company issued 8,333 shares of common stock for conversion of outstanding debts totaling $1,000. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On September 10, 2014, the Company issued 900,000 shares of common stock to Directors in accordance with the Company’s Board of Directors’ compensation policy and for the services of a Board appointed committee. The shares had an aggregate fair value at issuance of $129,600. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On September 10, 2014, the Company issued 4,200,000 shares of common stock as compensation to officers and employees. The shares had an aggregate fair value at issuance of $604,800. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On October 20, 2014, the Company issued 300,000 shares of common stock as payment for services rendered pursuant to Consulting and Services Agreements. The shares had an aggregate fair value at issuance of $37,500. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On November 17, 2014, the Company issued 183,333 shares of common stock as payment for services rendered pursuant to Consulting and Services Agreements. The shares had an aggregate fair value at issuance of $36,667. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On November 19, 2014, the Company issued 575,000 shares of common stock as payment for services rendered pursuant to a Consulting and Service Agreement. The shares had an aggregate fair value at issuance of $112,700. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On December 1, 2014, the Company issued 125,000 shares of common stock for $19,875 pursuant to a private placement financing agreement. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On December 16, 2014, the Company issued 1,420,000 shares of common stock as payment for services rendered pursuant to Consulting and Services Agreements. The shares had an aggregate fair value at issuance of $200,220. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

Entry into a Material Definitive Agreement.

In furtherance of the previously disclosed letter of intent (see our current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2014), Sibling Group Holdings, Inc. (“we,” “us,” “our,” or the “Company”) entered into and completed the initial closing pursuant to a share exchange agreement (the “Share Exchange Agreement”) with Urban Planet Media & Entertainment, Corp. (“Urban Planet Media”) and the Urban Planet Media’s shareholders on January 28, 2015. We agreed to issue up to 10,500,000 shares of our unregistered common stock, $0.0001 par value (the “Common Stock”) and 500,000 shares of our Series A Convertible Preferred Stock to the shareholders of Urban Planet Media holding 8,954,281 shares of its issued and outstanding common stock (the “Share Exchange”), such shares representing 100% of the issued and outstanding common stock of Urban Planet Media. In addition, we agreed to reserve for issuance within 30 days after the completion of the acquisition of a 100% interest in Urban Planet Media 2,000,000 shares of our Common Stock as designated by Urban Planet Media’s Chief Executive Officer to individuals or entities whose past, present and/or potential contributions to Urban Planet Media have been, are or will be important to its success.

We completed an initial closing pursuant to the Share Exchange Agreement whereby we acquired approximately 61.7% of Urban Planet Media’s outstanding common stock in exchange for 6,481,360 shares of our Common Stock and 308,635 shares of our Series A Preferred Stock. We plan to complete the acquisition of an additional 3,427,051 shares of Urban Planet Media common stock pursuant to the Share Exchange Agreement by issuing 4,018,640 shares of our common stock and 191,365 shares of our Series A Preferred no later than February 27, 2015. Upon completion of this part of the acquisition, Urban Planet Media will become our wholly owned subsidiary and our pro-forma shares of Common Stock outstanding giving effect to the acquisition of Urban Planet Media is expected to be approximately 61,342,973.

Pursuant to the terms of the Share Exchange Agreement, we agreed to appoint one person designated by Urban Planet Media to serve on the Company’s board of directors. In addition, we agreed to appoint Brian A. OliverSmith as our Chief Executive Officer.

The Share Exchange Agreement contains customary representations, warranties, covenants and indemnification provisions.

Urban Planet Mobile is a mobile media company providing high-value content and solutions in the education, healthcare and literacy markets offering educational products created for mobile, tablet, and computer. The company is a recipient of the GSMA Global Mobile Award for Best Mobile Learning Innovation winner, a 2013 CODiE Award Finalist, a Frost & Sullivan Most Innovative App designee, a Gartner Cool Vendor in Education Technology, and the creator of the USAID funded MobiLiteracy™ program in Uganda. Urban Planet Mobile’s products are available worldwide, with business in 40 countries. With its pioneering audio SMS with IVR delivery, the company’s mobile learning products can be accessed on mobile phones around the world.

Following the closing of the Share Exchange, we intend to continue Urban Planet Media’s historical businesses.

ITEM 6.

EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sibling Group Holdings, Inc.

Dated: February 17, 2015	By:	/s/ Brian OliverSmith
Brian OliverSmith
Chief Executive Officer
(Principal Executive Officer)

Dated: February 17, 2015	By:	/s/ Angelle Judice
Angelle Judice
Chief Financial Officer
(Principal Financial and Accounting Officer)