Form 10-Q
period 2015-03-31
Sibling Group Holdings, Inc.
filed 2015-06-26
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  000-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0270334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

215 Morris Street, Suite 205, Durham, NC 27701
(Address of Principal Executive Office) (Zip Code)

(919) 237-2755
(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  202,509,293 shares of common stock are outstanding as of June 25, 2015.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Transition Report on Form 10-K for the six months ended June 30, 2014 and year ended December 31, 2013 and other periodic reports filed with the Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that SIBE’s actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The information contained in this report, except as specifically dated, is as of March 31, 2015.

ii

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SIBLING GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS

Current assets
Cash	$1,948,237	$27,250
Accounts receivable	39,742	77,356
Due from Affiliates	22,999	—
Prepaid expenses	235,295	202,363
Total current assets	2,246,273	306,969

Fixed Assets, net	3,943	—
Investment in Measurement Planet	5,000	—
Intangible assets, net	1,430,242	1,225,461

Total assets	$3,685,458	$1,532,430

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,821,976	$1,127,649
Accrued liabilities	180,789	231,322
Deferred revenue	640,264	634,643
Line of credit	—	100,000
Short-term notes payable	137,500	37,500
Due to related party	98,135	—
Due to shareholders	36,900	—
Total current liabilities	2,915,564	2,131,114

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock, $0.0001 par value; 500,000 shares issued and outstanding	962,000	—
Convertible series common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 121,590,441 and 41,518,251 issued and outstanding at March 31, 2015 and June 30, 2014, respectively	12,159	4,152
Additional paid-in capital	13,700,566	8,016,481
Accumulated deficit	(13,904,831)	(8,619,317)
Total stockholders' deficit	769,894	(598,684)

Total liabilities and stockholders' deficit	$3,685,458	$1,532,430

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014

Revenues	$601,363	$—	$1,701,497	$—

Cost of goods sold	846,846	—	1,255,950	—

Gross profit (loss)	(245,483)	—	445,547	—

Operating expenses
General and administrative	463,991	140,472	2,340,895	145,075
Professional fees	245,889	458,329	1,130,461	1,234,966
Total operating expenses	709,880	598,801	3,471,356	1,380,041

Loss from operations	(955,363)	(598,801)	(3,025,809)	(1,380,041)

Other income (expense)
Other income (expense)	60,414	—	(199,023)	—
Interest income (expense)	(107,029)	(13,448)	(202,212)	(15,848)
Impairment of Urban Planet assets acquired	(1,722,408)		(1,722,408)
Gain (loss) on debt settlement	15,109		(136,062)	—
Total other income (expense)	(1,753,914)	(13,448)	(2,259,705)	(15,848)

Net loss	$(2,709,277)	$(612,249)	$(5,285,514)	$(1,395,889)

Net loss per share	$(0.04)	$(0.02)	$(0.09)	$(0.05)

Weighted average shares outstanding, basic and diluted	75,180,353	35,369,071	55,714,103	27,410,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(5,285,514)	$(1,395,889)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for directors/board committee fees	97,200	458,700
Common stock issued for financing	31,145	—
Common stock issued for services	967,087	789,865
Common stock issued for compensation	604,800	—
Common stock issued for rent	—	15,000
Impairment of Urban Planet intangibles	1,722,408	—
Beneficial conversion feature rights	85,259	—
Amortization of intangibles and debt discount	397,410	—
Changes in operating assets and liabilities
Accounts receivable	91,061	—
Due from affiliates	1,069	—
Accounts payable	434,572	22,253
Accrued liabilities	(189,510)	37,209
Deferred revenue	(25,721)	—
Prepaid expenses	(31,070)	(6,244)
Net cash (used in) operating activities	(1,099,804)	(79,106)

Cash flows from investing activities
Cash acquired from Urban Planet acquisition	29,756	—
Net cash provided by investing activities	29,756	—

Cash flows from financing activities
Adjustments to reconcile net loss to net cash provided by (used in) financing activities
Sale of common stock, net	2,881,000	50,000
Due to related party	98,135	25,633
Due to shareholders	36,900	—
Proceeds of notes payable	250,000	—
Repayment of convertible note	(275,000)	—
Proceeds of short term notes payable	100,000	—
Repayment of line of credit	(100,000)	—
Net cash provided by financing activities	2,991,035	75,633

Net change in cash	$1,920,987	$(3,473)
Cash, beginning of period	27,250	4,642
Cash, end of period	$1,948,237	$1,169

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine months ended March 31,
	2015	2014

Supplemental disclosure of cash flow information
Cash paid for interest	$98,411	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash operating and financing activities
Common stock issued for settlement of note payable	$—	$35,000
Common stock issued for settlement of accounts payable	$15,499	$82,587
Common stock issued for settlement of accrued interest payable	$—	$13,500
Common stock issued for prepaid expenses	$—	$1,725
Common stock issued for settlement of related party payable	$—	$84,908
Common stock issued for purchase of intangible asset	$—	$64,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Period July1, 2014 through March 31, 2015

(Unaudited)

	Series A				Additional
	Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2014			$41,518,251	$4,152	$8,016,481	$(8,619,317)	$(598,684)

Issuance of common stock for services	—	—	9,148,531	915	966,172	—	967,087
Issuance of common stock for Directors'/Board Committee fees	—	—	900,000	90	97,110	—	97,200
Issuances of common stock for compensation	—	—	4,200,000	420	604,380	—	604,800
Issuance of common stock for accounts payable	—	—	120,043	12	15,488	—	15,500
Issuance of common stock for financing and fees	—	—	203,616	20	31,125	—	31,145
Issuances of common stock for cash	—	—	1,428,571	143	99,857	—	100,000
Issuances of common stock for cash	—	—	53,571,429	5,357	2,775,643	—	2,781,000
Issuance of equity for Urban Planet acquisition	500,000	962,000	10,500,000	1,050	1,009,050	—	1,972,100
Beneficial conversion feature on debt raise	—	—	—	—	85,259	—	85,259

Net loss, period ended March 31, 2015	—	—	—	—	—	(5,285,514)	(5,285,514)

Balance at March 31, 2015	500,000	$962,000	121,590,441	$12,159	$13,700,566	$(13,904,831)	$769,894

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Organization

Sibling Group Holdings, Inc. (“SIBE” or the “Company”) was incorporated under the laws of the State of Texas on December 28, 1988, as "Houston Produce Corporation". On June 24, 1997, the Company changed its name to "Net Masters Consultants, Inc." On November 27, 2002, the Company changed its name to "Sona Development Corporation" in an effort to restructure the business image to attract prospective business opportunities. The Company name changed on May 14, 2007 to "Sibling Entertainment Group Holdings, Inc." and on August 15, 2012, the Company name was changed to "Sibling Group Holdings, Inc."

BlendedSchools.Net

As of May 30, 2014, the Company completed the acquisition of the assets of BlendedSchools.Net (“Blended Schools”) for a purchase price of $550,000, which included the assumption of $446,187 of Blended Schools’ debt and cash payments totaling $103,813. In addition, the Company agreed to pay certain other debts of Blended Schools as provided for in the asset purchase agreement.

Blended Schools provides online curriculum with 192 master courses for the K-12 marketplace, all Common Core compatible; a complete hosted course authoring and learning management system environment featuring both Blackboard and Canvas; and the new Language Institute, with online courses in Arabic, Chinese, Spanish, French, Japanese, Latin, Russian, German and Hindi, all oriented to meet today’s ESL requirements.

Urban Planet Media & Entertainment, Corp.

On January 28, 2015, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Urban Planet Media & Entertainment, Corp. (“Urban Planet”) and its shareholders pursuant to which the Company issued 10,500,000 shares of its common stock, $0.0001 par value, and 500,000 shares of its Series A convertible preferred stock to the shareholders of Urban Planet in exchange for all of the issued and outstanding shares of Urban Planet.

Each share of preferred stock issued to the former Urban Planet shareholders is convertible by the holder (1) at any time after 24 months after the original issue date or (2) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the preferred stock into that number of shares of common stock determined by dividing the stated value of such shares of preferred stock, which is $10.00 per preferred share, by the conversion price. The conversion price of the preferred stock is $0.50, subject to adjustment as stated in the certificate of designation.

Urban Planet is a mobile media company providing content and solutions in the education, healthcare and literary markets.

Shenzhen City Qianhai Xinshi Education Management Co., Ltd.

During the quarter ended March 31, 2015, the Company received a strategic investment from Shenzhen City Qianhai Xinshi Education Management Co., Ltd., a company based and operating in the People’s Republic of China (“Shenzhen”). The strategic investment was provided to accelerate the Company’s growth and expansion into critical strategic markets around the world, including China.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

Effective on February 27, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Shenzhen and certain accredited and institutional investors (together with Shenzhen, the “Investors”). Pursuant to the Securities Purchase Agreement, the Investors purchased an aggregate of 53,571,429 Units (each, a “Unit”) for an aggregate cash raise of $3,250,000. Costs directly attributed to this equity raise aggregated to $469,000. Included in the aforementioned were 7,142,857 units issued in lieu of a $500,000 payment for fees attributed to this equity raise. Each Unit consists of: (1) a share of the Company’s common stock; (2) a warrant giving each of the Investors the right to purchase one additional share of common stock for each share owned at any time and from time to time for a period of five years at an exercise price of $0.07 per share (each, an “A Warrant”); (3) a warrant giving each of the Investors the right to purchase one additional share of common stock for each share owned at any time and from time to time for a period of one year following the effectiveness of a registration statement covering the resale of the total number of shares of common stock acquired by the Investors in the transaction at an exercise price equal to the five-day volume weighted average price immediately preceding the exercise date (each, a “B Warrant”); and (4) only as part of and in connection with the purchase of the shares underlying the B Warrants (the “B Warrant Shares”), a warrant giving each of the Investors the right to purchase 0.50 shares of common stock for each B Warrant Share purchased by such Investors at any time and from time to time for a period of five years at an exercise price equal to the purchase price of the B Warrant Shares (each, an “Additional Warrant” and together with the A Warrants and the B Warrants, the “Warrants”). The exercise prices of the Warrants may be reduced if the Company issues additional shares of common stock or securities convertible into common stock at a price lower than the Warrant exercise prices for so long as the Warrants remain outstanding. If all shares underlying all Warrants are ultimately issued, the Company will issue an aggregate of 187,500,001 shares of common stock pursuant to the Securities Purchase Agreement for additional proceeds.

On April 6, 2015, Shenzhen exercised the A Warrants in full and a portion of the B Warrants resulting in an additional 72,857,143 shares of common stock being issued to Shenzhen in exchange for an aggregate purchase price of $5,526,966. Pursuant to the terms of the Securities Purchase Agreement, 42,857,143 of the shares received upon issuance of the A Warrants were issued at a price per share of $0.07. The remaining 30,000,000 shares received upon the partial exercise of the B Warrants were issued at a price per share of $0.0842322, which is equivalent to the volume weighted average price for the Company’s common stock for the five trading days preceding April 6, 2015, the date of exercise.

As a result of the exercise of the B Warrants and pursuant to the terms of the B Warrants, the Company issued Shenzhen Additional Warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock at any time and from time to time for a period of five years from the date of the Additional Warrants at an exercise price per share equal to $0.0842322, the purchase price of the shares issued pursuant to the B Warrants.

Following the exercise of the Warrants, Shenzhen holds 115,714,286 shares of the Company’s common stock, or 57.14% of the Company’s total issued and outstanding shares of common stock as of June 25, 2015.

Pursuant to the terms of the remaining Warrants, Shenzhen has the potential to purchase up to an additional 34,285,714 shares of the Company’s common stock. If all shares underlying all Warrants held by Shenzhen are ultimately issued to Shenzhen, Shenzhen will hold an aggregate of 150,000,000 shares of the Company’s common stock. Of Shenzhen’s remaining Warrants, 15,000,000 are exercisable at $0.0842322 per share, which would result in an additional $1,263,483 in proceeds to the Company. Because the purchase price of the remaining 19,285,714 shares that Shenzhen has the right to acquire pursuant to its Warrants is dependent on the price of the Company’s common stock if and when such Warrants are exercised, the Company is unable to calculate the gross proceeds that would be received upon exercise of such Warrants.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. During 2014, the Company changed its fiscal financial reporting year end from December 31 to be June 30, which represents the operating year ends of its current business.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited revenues, has a working capital deficit of $669,292 and incurred a loss of $5,285,514 for the recent nine months ended March 31, 2015. However, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company believes the substantial doubt has been alleviated. Although the Company continues to have limited revenues, the $2,881,000 of capital raised during the quarter ended March 31, 2015, and the $5,285,514 in the quarter ending June 30, 2015 (discussed in Note 10 - Subsequent Events), provide assurance of the Company’s ability to meet its obligations during the future.

(c) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, derivative liabilities, debt discounts, valuation of intangibles acquired in our acquisition, impairment of intangibles and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d) Allowance for Doubtful Accounts

Accounts receivables are recorded at their estimated collectible amounts. Management evaluates the collectability of its receivables periodically, largely based on the historical trends with the customer as well as current financial information available. If it is deemed appropriate an allowance is recorded as an expense in the current period. As of March 31, 2015 and June 30, 2014, the Company recorded $3,926, and $0, respectively, in allowance for doubtful accounts.

(e) Intangibles

Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the quarter ended March 31, 2015, the Company recorded an impairment charge of $1,722,408.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

(f) Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with FASB Accounting Standards Codification (“ASC”), ASC 350, “Intangibles — Goodwill and Other”. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization. The Company did not capitalize any internally developed software or content costs during either nine-month period ended March 31, 2015 or 2014.

(g) Investments

The Company holds a minority interest investment that is accounted for as a cost method investment.

(h) Revenue Recognition

The Company typically will receive in full or a large prepayment on account for the use of its Blended School courses for the successive K-12 school year commencing on July 1, as well as smaller prepayments for its Urban Planet Writing Planet contracts. Revenues are amortized ratably over the contract term with the customer, typically over twelve months. Deferred revenues represents customer prepayments on account for the subscribed software and course content.

(i) Income Taxes

The Company utilizes FASB ASC 740, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company’s recent equity raises and possibly past restructuring events have resulted in the occurrence of a triggering event as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which could limit the use of the Company’s net operating loss carryforwards. The Company has yet to undertake a study to quantify any limitations on the use of its net operating loss carryforwards.

(j) Financial Instruments

In accordance with the requirements of FASB ASC 820, “Financial Instruments, Disclosures about Fair Value of Financial Instruments”, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable, and amounts due to related parties approximate fair values due to the short-term maturity of the instruments.

Certain assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with FASB ASC Topic 820-10-05. “Fair Value Measurements” (“Topic 820-10-05”). Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

Topic 820-10-05 requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Items subject to the Level 3 unobservable inputs is the $5,000 minority investment.

(k) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and/or market price of conversion shares, and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience. Further, if the extent of the Company’s actual forfeiture rate is different from the estimate, then the stock-based compensation expense is adjusted accordingly.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50 “Equity Based Payments to Non-Employees” (“ASC 505-50”). Costs are measured at the estimated fair market value of the consideration received, or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

(l) Loss per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. ASC 260 requires companies that have multiple classes of equity securities to use the “two-class” of “if converted method” in computing earnings per share. The Company computes loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The Company has excluded all common equivalent shares outstanding for warrants to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of March 31, 2015 and 2014, there were common stock equivalents outstanding of 100,428,572 and 0, respectively.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

(m) Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in ASU 2014-15 provide guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU 2014-15 are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. ASU 2014-09, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASC 2014-09 would supersede some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. ASC 2014-09 removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, ASC 2014-09 improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASC 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 to determine if there will be any impact on the Company’s results of operations, cash flows or financial condition.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  The amendments in ASU 2014-12 apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in ASU 2014-12 either (1) prospectively to all awards granted or modified after the effective date or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying ASU 2014-12 as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. ASU 2014-12 is not expected to have a material impact on our results of operations, cash flows or financial condition.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

Note 3 – Acquisition Activity

The Company completed the acquisition of two internet properties, ClassChatter.com and ClassChatterLive.com, as of May 31, 2013, (both referred to as “ClassChatter”). Both had been developed by an individual with a background in STEM and Blended Learning educational technology. The websites are expected to become the base modules for a full, end-to-end solution for e-learning through the addition of applications that use the classroom membership such as grade books, behavior monitoring, class interaction and course interaction. The total consideration paid to the seller was the issuance of 319,905 shares of common stock, which has been fair valued at $58,000. The seller has been retained as a consultant and is expected to continue the development on a part-time basis.

During the period ended September 30, 2013, we completed the acquisition of the assets and operations of PLC Consultants, LLC (“PLC Consultants”), a business focused on special education training and certification, primarily for education professionals in the K-12 area. The Company issued 300,000 shares of common stock to the seller as consideration, which has been fair valued at $24,000. The Company has retained one of the founders under a consulting agreement, and increased the scope of responsibility to include (1) an expanded special education course library, and (2) a similar library addressing the training needs of teaching professionals in other specialized curriculum.

On February 1, 2014, the Company completed the purchase of the assets of DWSaba Consulting, LLC (“DWSaba Consulting”) for 800,000 shares of common stock valued at $0.05 per share for total consideration of $40,000. The acquisition gave the Company access to the AcceleratingED.com website, newsletter, extensive contacts in education, as well as access to the education marketing and sales tools developed by DWSaba Consulting.

As of May 30, 2014, the Company completed the acquisition of the assets of Blended Schools for a purchase price of $550,000, which included the assumption of $446,187 of Blended Schools’ debt and cash payments totaling $103,813. In addition, the Company agreed to pay certain other debts of Blended Schools as provided for in the asset purchase agreement. Blended Schools provides online curriculum with 192 master courses for the K-12 marketplace, all Common Core compatible; a complete hosted course authoring and learning management system environment featuring both Blackboard and Canvas; and the new Language Institute, with online courses in Arabic, Chinese, Spanish, French, Japanese, Latin, Russian, German and Hindi, all oriented to meet today’s ESL requirements.

The identified assets and liabilities acquired in the Blended Schools acquisition as of May 30, 2014 are as follows:

Fair Value of Assets Acquired:
Accounts Receivable	$121,810
Prepaid Expenses	24,946
Software and content	1,187,534
Liabilities Assumed:
Accounts Payable	(284,891)
Bank Line of Credit	(100,000)
Deferred Revenue – customer prepayments	(784,291)
Other Accrued Liabilities	(61,295)

Cash Paid to Seller – post closing	$103,813

Cash Paid to Seller – post closing	$103,813
Liabilities Assumed	446,187

Total Purchase Price	$550,000

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

On January 28, 2015, the Company entered into the Share Exchange Agreement with Urban Planet and its shareholders pursuant to which the Company issued up to 10,500,000 shares of its common stock, and 500,000 shares of its Series A convertible preferred stock to the shareholders of Urban Planet in exchange for all of the issued and outstanding shares of Urban Planet.

The identified assets and liabilities acquired for the issuance of equity in the Urban Planet acquisition as of January 28, 2015 are as follows:

Fair Value of Assets Acquired:
Cash	$29,756
Accounts Receivable	53,447
Prepaid Expenses	1,862
Other Current Assets	24,068
Fixed Assets	3,967
Software and content	577,167
Other Assets	5,000
Liabilities Assumed:
Accounts Payable	(259,755)
Deferred Revenue	(31,342)
Other Accrued Liabilities	(154,478)
Net Value	$249,692

Each share of preferred stock issued to the former Urban Planet shareholders is convertible by the holder (i) at any time after 24 months after the original issue date or (ii) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the preferred stock into that number of shares of common stock determined by dividing the stated value of such shares of preferred stock, which is $10.00 per preferred share, by the conversion price. The conversion price of the preferred stock is $0.50, subject to adjustment as stated in the certificate of designation.

Urban Planet is a mobile media company providing content and solutions in the education, healthcare and literary markets.

The Company has written down the value of the investment in Urban Planet using industry information from an independent third-party appraiser to two times revenue reported by Urban Planet for calendar year 2014, or $249,692. The resulting loss of $1,722,408 is reported as “Impairment of UPM assets acquired” in the Condensed Consolidated Statements of Operations filed as part of this quarterly report on Form 10-Q.

The Company implemented certain cost-savings initiatives in an effort to offset the write-down, including a reduction in personnel and termination of the Company’s office lease in North Carolina, resulting in annualized savings of $329,104.

The consolidated unaudited pro-forma results of operations of the Company as if Urban Planet and Blended Schools had been acquired as of July 1, 2013 are as follows:

	Nine months Ended March 31,
	2015	2014
Revenues	$2,019,676	$576,837

Net Loss	$(5,666,133)	$(1,865,200)

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

Note 4 – Intangible Assets

Intangible assets are comprised of software and content from the following acquisitions:

	March 31, 2015	June 30, 2014
ClassChatter	$58,000	$58,000
PLC Consultants	24,000	24,000
DWSaba Consulting	40,000	40,000
Blended Schools	1,187,534	1,187,534
Urban Planet	577,167	0
Total	1,886,701	1,309,534
Less accumulated amortization	(456,459)	(84,073)
Net	$1,430,242	$1,225,461

The intangibles are being amortized over a one to five year period, with the exception of Urban Planet’s 333 Words in the amount of $225,145, which has not been released to the market yet.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2015	June 30, 2014
Accrued benefits & payroll taxes	$2,577	$26,659
Accrued compensation	126,433	68,080
Accrued interest	30,679	22,641
Accrued miscellaneous	21,100	67,581
Accrued professional fees	0	38,361
Liabilities to be settled in stock	0	8,000
	$180,789	$231,322

Note 6 - Short-Term Notes Payable, Due to Shareholders and Due to Related Party

Short term notes payable, due to shareholders and due to related party consists of the following:

	March 31, 2015	June 30, 2014
Short term note (a)	$107,500	$7,500
Due to shareholders and related party (b)	135,035	—
Outstanding debenture in default (c)	30,000	30,000
Total short term notes payable due to shareholder and due to related party	$272,535	$37,500

———————

(a)

At March 31, 2015 and June 30, 2014 the Company had a note payable balance of $107,500 and $7,500, respectively. This represents short term notes with annual interest rates ranging from 4.5% to 12%. At March 31, 2015 and June 30, 2014, these notes had accrued interest in the amount of $1,349 and $516, respectively.

(b)

On November 26, 2014, the Company issued a promissory note payable to a related party, Dave Saba, in the amount of $10,000. The note is payable on June 1, 2015, with an interest rate of 1.25% per month. At March 31, 2015, the note had accrued interest in the amount of $500.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

Advances and loans from shareholders total $36,900 for the Company and $57,542 for Urban Planet.

Due to related party consists of amounts due to Measurement Planet, an Urban Planet joint venture, in the amount of $30,593.

(c)

On December 30, 2010, the Company entered into conversion agreements with all but one of the holders of the Series AA debentures previously issued by the Company and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and 100% of the membership interests of a new, wholly-owned subsidiary of the Company, Debt Resolution, LLC, in full settlement of their debentures, underlying warrants and accrued interest as of that date. The conversion agreements released all claims that 43 of the holders of the debentures had, have, or might have against SIBE. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $25,500 and $22,125 as of March 31, 2015 and June 30, 2014, respectively, which is in default.

Note 7 – Convertible Notes Payable

On December 5, 2014, the Company issued an 8% Convertible Promissory Note in the aggregate principal amount of $275,000 (the “Note”) to FireRock Capital, Inc., an unrelated third party. On March 9, 2015, the Company paid off the Note for a total prepayment amount equal to $351,133, which includes the principal amount due ($275,000), a prepayment amount ($68,750) and accrued and unpaid interest at the rate of 8% per annum ($7,383). The Company recorded a beneficial conversion right in the amount of $85,259 attributed to the conversion rights on this debt.

Note 8 - Capital Stock

On December 30, 2010, the Board of Directors approved a new series of common stock to effect the settlement of the Company’s Series AA debentures and related debt. As a result, the 100,000,000 authorized shares of common stock on that date were divided into 10,000,000 shares of series common stock (“Series Common Stock”) and 90,000,000 shares of common stock (“Common Stock”).

In 2012, the Company’s shareholders approved the Amended and Restated Certificate of Incorporation authorizing 510,000,000 shares of capital stock, 500,000,000 of which are designated as common stock and 10,000,000 of which are designated as preferred stock. The shareholders also approved the conversion of the series common stock to common stock at a ratio of 151.127 shares of common stock for each share of series common stock and a reverse split of the common stock at a ratio of 100 to 1. As a result of the conversion, all of the Company’s outstanding shares of series common stock were converted into 14,827,161 shares of common stock.

On January 29, 2015, the Board of Directors approved a series of 500,000 shares of Series A convertible preferred stock for issuance in connection with the Urban Planet share exchange, and filed the Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock with the Secretary of State of Texas. Each share of Series A preferred stock shall have a par value of $0.0001 per share and a stated value equal to $10.00.

Common Stock

During the nine months ended March 31, 2015, the Company issued the following shares of Common Stock:

The Company issued 1,613,056 shares of common stock pursuant to consulting and services agreements. The stock issued was fair valued at prices ranging from $.12 to $.18 per share for a total fair value of $210,400.

The Company issued 900,000 shares of common stock in accordance with the Company’s Board of Directors’ compensation policy and for the services of a Board appointed committee. The stock issued was fair valued at $.144 per share for a total fair value of $129,600, which will be expensed quarterly during the year ended June 30, 2015.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

The Company issued 4,200,000 shares of common stock for compensation to officers and employees. The stock issued was fair valued at $.144 per share for a total fair value of $604,800.

The Company issued 8,333 shares of common stock in conversion of outstanding debts. The stock issued was fair valued at $.12 per share for a total value of $1,000.

The Company issued 2,478,333 shares of common stock pursuant to consulting and services agreements. The stock issued was fair valued at prices ranging from $.125 to $.20 per share for a total value of $387,087.

The Company issued 125,000 shares of common stock in connection with a private placement financing. The stock issued was fair valued at $.149 per share for a total value of $18,645.

The Company issued 111,710 shares of common stock in conversion of outstanding debts. The stock issued was fair valued at $.1298 per share for a total value of $14,500.

The Company issued 5,057,143 shares of common stock pursuant to consulting and services agreements. The stock issued was fair valued at prices ranging from $.07 to $.096 per share for a total value of $369,600.

The Company sold 53,571,429 units, which consisted of 53,571,429 shares of common stock and 99,000,001 warrants exercisable at varying exercise prices. The stock sold was at $.07 per share for proceeds of $3,250,000. There were no stipulations, conditions or requirements under the sale. Exclusive of shares and warrants issued in lieu of fees, the costs of this equity raise was $469,000.

The Company sold 1,428,571 units, which consisted of 1,428,571 shares of common stock and 1,428,571 warrants exercisable at $0.10 a share. The stock sold was at $.07 per share for proceeds of $100,000. There were no stipulations, conditions or requirements under the sale.

The Company issued 78,616 shares of common stock pursuant to an advisory fee agreement in connection with a private placement financing agreement. The stock issued was fair valued at $.159 per share for a total value of $12,500.

The Company issued 10,500,000 shares of its common stock pursuant to the Share Exchange Agreement with Urban Planet. The stock issued was fair valued at $.0962 per share for a total value of $1,010,100.

Preferred Stock

The Company issued 500,000 shares of its preferred stock pursuant to the Share Exchange Agreement with Urban Planet. Each share of preferred stock issued to the former Urban Planet shareholders is convertible by the holder (1) at any time after 24 months after the original issue date or (2) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the preferred stock into that number of shares of common stock determined by dividing the stated value of such shares of preferred stock, which is $10.00 per preferred share, by the conversion price. The conversion price of the preferred stock is $0.50, subject to adjustment as stated in the certificate of designation. The shares were fair valued at $.0962 per share, calculated at the conversion rate of 20 shares of common stock for each share of preferred converted. The total estimated fair value of the preferred stock issued was $962,000 based on an as converted basis for the acquisition of Urban Planet.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

Warrants

The Company’s outstanding warrant schedule consists of the following:

Outstanding Warrants

Holder	Number of Shares	Date Issued	Exercise Term	Exercise Price per Share
Holder 1	1,428,571	2/27/2015	5 years	$0.10
Holder 2 – B Warrant	12,857,143	2/27/2015	5 years	5-day volume weighted average price
Holder 2 – Additional Warrant	21,428,572	2/27/2015	5 years	5-day volume weighted average price
Holder 3 – A Warrant	10,714,286	2/27/2015	5 years	$0.07
Holder 3 – B Warrant	10,714,286	2/27/2015	5 years	5-day volume weighted average price
Holder 3 – Additional Warrant	5,357,143	2/27/2015	5 years	5-day volume weighted average price
Holder 3 - Fee Warrant	31,242,857	2/27/2015	5 years	$0.07
Holder 3 - Fee B Warrant	4,457,143	2/27/2015	5 years	5-day volume weighted average price
Holder 3 - Fee Additional Warrant	2,228,571	2/27/2015	5 years	5-day volume weighted average price

Total Outstanding Warrants	100,428,572

Note 9 – Commitments and Contingencies

On October 17, 2014, the Company entered into a one-year consulting agreement whereby the consultant was paid with 300,000 shares of the Company’s common stock.

On November 1, 2014 the Company entered into an eight-month consulting agreement, ending June 30, 2015, whereby the consultant was paid with 70,000 shares of the Company’s common stock and cash payments aggregating a total of $6,000.

On November 7, 2014, the Company entered into a three-month consulting agreement, ending January 31, 2015, whereby the consultant was paid with 100,000 shares of the Company’s common stock.

On December 10, 2014, the Company entered into a one-year consulting agreement whereby the consultant was paid with 100,000 shares of the Company’s common stock.

On December 17, 2014, the Company entered into a one-year consulting agreement whereby the consultant was paid with 1,250,000 shares of the Company’s common stock.

On December 30, 2014, the Company entered into a one-year consulting agreement whereby the consultant would be paid with 1,600,000 shares of the Company’s common stock and cash payments of $10,000 per month. No cash payments have been made, and although the shares were authorized, they have not been issued as the Company is disputing the validity of the agreement.

On January 29, 2015, the Company entered into a six-month consulting agreement, ending July 31, 2015, whereby the consultant was paid with 600,000 shares of the Company’s common stock and cash payments aggregating a total of $21,000.

On March 16, 2015, the Company entered into a two-month consulting agreement, with a month-to-month extension until terminated by either party, whereby the consultant would cash payments of $10,000 per month.

On March 23, 2015, the Company entered into a four-month consulting agreement, ending July 31, 2015, whereby the consultant would receive cash payments for work performed on an hourly basis, ranging from $1,650 to $4,875 per month.

SIBLING GROUP HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND JUNE 30, 2014

(Unaudited)

On March 30, 2015, the Company entered into a one-year consulting agreement where the consultant would receive cash payments on an hourly basis, ranging from $14,000 to $15,000 per month. The Company provided a 30-day notice on May 29, 2015 to terminate the contract, which will terminate on June 30, 2015.

The Company rents its office space unit on a month to month basis in Durham, North Carolina. The Company provided a 90-day notice on May 29, 2015 that it would not be renewing the lease. The Company’s obligation will end on August 31, 2015. Rent expense for the nine months ended March 31, 2015 and June 30, 2014 was $19,056 and $18,000, respectively.

Note 10 – Subsequent Events

The Company issued a total of 72,857,143 shares of its common stock in exchange for an aggregate purchase price of $5,526,966 after the April 6, 2015 exercise by Shenzhen of certain warrants acquired pursuant to the Securities Purchase Agreement. 42,857,143 of the shares were issued at a price per share of $.07 in connection with the exercise of the A Warrants; and the remaining 30,000,000 shares were issued at a price per share of $0.0842322 in connection with the partial exercise of the B Warrants.

Effective April 6, 2015, the Company issued a total of 6,061,707 shares of its common stock pursuant to an advisory fee agreement with V3 Capital Partners, LLC as a direct result of the April equity raise. The price per share ranged from $0.07 to $0.0842322 for a total value of $460,084.

The Company had reserved 2,000,000 shares of its common stock for compensation to Urban Planet employees and vendors pursuant to the Share Exchange Agreement with Urban Planet. These shares were issued on May 26, 2015, at a price per share of $0.0962 for a total value of $192,400.

Effective as of May 12, 2015, Brian OliverSmith was removed from the Board of Directors of the Company. On May 13, 2015, the Company informed Mr. OliverSmith of the intent to terminate his employment as the Company’s Chief Executive Officer to be effective as of July 12, 2015 in accordance with the terms of his employment agreement. On June 18, 2015, the Company and Mr. OliverSmith entered into a Severance and Mutual Release Agreement (the “Severance Agreement”) pursuant to which Mr. OliverSmith resigned as Chief Executive Officer effective as of June 22, 2015. The Severance Agreement provides that in connection with Mr. OliverSmith’s resignation, the Company will pay to Mr. OliverSmith a cash payment equal to $225,000, which includes the payment of amounts due to Mr. OliverSmith’s spouse for the settlement of debt and deferred compensation in addition to the severance amount paid to Mr. OliverSmith. The Severance Agreement contains a mutual release of claims by the Company and Mr. OliverSmith and the reaffirmation of Mr. OliverSmith’s non-competition, non-solicitation and non-disparagement obligations included in his employment agreement with the Company. The Severance Agreement supersedes all prior agreements between the Company and Mr. OliverSmith with respect to his compensation upon termination, including Mr. OliverSmith’s employment agreement.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition and results of operations of Sibling Group Holdings, Inc. (the “Company”). The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto.

Overview

Our mission is to discover, develop and deliver resources to expand and improve lifelong learning opportunities and achievement. The mission is accomplished by applying funds from the public capital markets and revenues in a unified strategy of growth and acquisitions to accelerate the improvement of early childhood, K-12, post-secondary and corporate education around the world.

Recent Developments

BlendedSchools.Net

As of May 30, 2014, the Company completed the acquisition of the assets of BlendedSchools.Net (“Blended Schools”) for a purchase price of $550,000, which included the assumption of $446,187 of Blended Schools’ debt and cash payments totaling $103,813. In addition, we agreed to pay certain other debts of Blended Schools as provided for in the asset purchase agreement.

Blended Schools provides online curriculum with 192 master courses for the K-12 marketplace, all Common Core compatible; a complete hosted course authoring and learning management system environment featuring both Blackboard and Canvas; and the new Learning Institute, with online courses in Arabic, Chinese, Spanish, French, Japanese, Latin, Russian, German and Hindi, all oriented to meet today’s ESL requirements. During fiscal year 2015, sales of the Learning Institute have increased 9.5%, which we believe has been driven by growth in demand for online credit recovery programs that enable students to earn credits necessary for graduation.

Urban Planet Media & Entertainment, Corp.

On January 28, 2015, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Urban Planet Media & Entertainment, Corp. (“Urban Planet”) and its shareholders pursuant to which the Company issued 10,500,000 shares of its common stock to the shareholders of Urban Planet in exchange for all of the issued and outstanding shares of Urban Planet. As a result, and as contemplated by the Share Exchange Agreement, Urban Planet became a wholly owned subsidiary of the Company.

Each share of preferred stock issued to the former Urban Planet shareholders is convertible by the holder (1) at any time after 24 months after the original issue date or (2) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the preferred stock into that number of shares of common stock determined by dividing the stated value of such shares of preferred stock, which is $10.00 per preferred share, by the conversion price. The conversion price of the preferred stock is $0.50, subject to adjustment as stated in the certificate of designation.

On June 16, 2015, the Company concluded that it was necessary to write down the value of the investment in Urban Planet, based on industry information from an independent third party, to two times the revenue reported by Urban Planet for the calendar year 2014, which totaled $249,692. As a result, the Company incurred a non-cash impairment charge in the amount of $1,722,408, which is reported as “Impairment of Urban Planet assets acquired” in the Condensed Consolidated Statements of Operations filed as part of this quarterly report on Form 10-Q. The Company’s determination to recognize the impairment charge was based on the expiration of a grant and service agreement that previously contributed to Urban Planet revenues and the Company’s decision to suspend the development of a proposed Urban Planet product. The Company does not expect to incur any material future cash expenditures in connection with the write-down of Urban Planet.

The Company implemented certain cost-savings initiatives in an effort to offset the write-down, including a reduction in personnel and termination of the Company’s office lease in North Carolina, resulting in annualized savings of $329,104.

Capital Investments and Change of Control

During the quarter ended March 31, 2015, the Company received a strategic investment from Shenzhen City Qianhai Xinshi Education Management Co., Ltd., a company based and operating in the People’s Republic of China (“Shenzhen”). The strategic investment was provided to accelerate the Company’s growth and expansion into critical strategic markets around the world, including China.

Effective on February 27, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Shenzhen and certain accredited and institutional investors (together with Shenzhen, the “Investors”).  Pursuant to the Securities Purchase Agreement, the Investors purchased an aggregate of 53,571,429 Units (each, a “Unit”) for an aggregate purchase price of $3,750,000.  Each Unit consists of: (1) a share of the Company’s common stock; (2) a warrant giving each of the Investors the right to purchase one additional share of common stock for each share owned at any time and from time to time for a period of five years at an exercise price of $0.07 per share (each, an  “A Warrant”); (3) a warrant giving each of the Investors  the right to purchase one additional share of common stock for each share owned at any time and from time to time for a period of one year following the effectiveness of a registration statement covering the resale of the total number of shares of common stock acquired by the Investors in the transaction at an exercise price equal to the five-day volume weighted average price immediately preceding the exercise date (each, a “B Warrant”); and (4) only as part of and in connection with the purchase of the shares underlying the B Warrants (the “B Warrant Shares”), a warrant giving each of the Investors the right to purchase 0.50 shares of common stock for each B Warrant Share purchased by such Investors at any time and from time to time for a period of five years at an exercise price equal to the purchase price of the B Warrant Shares (each, an “Additional Warrant” and together with the A Warrants and the B Warrants, the “Warrants”).  The exercise prices of the Warrants may be reduced if the Company issues additional shares of common stock or securities convertible into common stock at a price lower than the Warrant exercise prices for so long as the Warrants remain outstanding.  If all shares underlying all Warrants are ultimately issued, the Company will issue an aggregate of 187,500,001 shares of common stock pursuant to the Securities Purchase Agreement for additional proceeds.

Effective on February 27, 2015, the Company also entered into an Advisory Fee Agreement (the “Advisory Fee Agreement”) with V3 Capital Partners, LLC and certain of its affiliates (the “Advisor”) in connection with advisory, due diligence and financing activities performed by the Advisor in connection with the transaction with Shenzhen described herein.  Pursuant to the Advisory Fee Agreement, the Company agreed to pay or issue to Advisor: (1) a cash payment of $437,000; (2) $312,000 of Units on the same terms and conditions as those issued in connection with the Shenzhen transaction; and (3) a warrant giving the Advisor the right to purchase up to an aggregate of 26,785,714 shares of common stock at any time and from time to time for a period of five years at an exercise price of $0.07 per share.  Additionally, the Company agreed to pay Advisor a pro rata portion of the advisory fees detailed above in (1) and (2) on a similar percentage basis as the above fees upon exercise of any A Warrant, B Warrant or Additional Warrant and the fees described in clause (3) on a similar percentage basis as the above fee on the exercise of the B Warrant.  The Company also agreed to pay $100,000 of Shenzhen’s and Advisor’s legal and due diligence expenses and a total of $120,000 for ongoing investor relations and advisory services for a twelve-month period.

The Company also entered into a Securities Purchase Agreement with an accredited investor, effective as of February 27, 2015 (“the Purchase Agreement”). Pursuant to the Purchase Agreement, the investor purchased an aggregate of 1,428,571 shares of the Company’s common stock for aggregate proceeds of $100,000. Additionally, the investor received a warrant giving him the right to purchase up to 1,428,571 shares of common stock at any time and from time to time for a period of five years at an exercise price of $0.10 per share.

On April 6, 2015, Shenzhen exercised the A Warrants in full and a portion of the B Warrants resulting in an additional 72,857,143 shares of common stock being issued to Shenzhen in exchange for an aggregate purchase price of $5,526,966. Pursuant to the terms of the Securities Purchase Agreement, 42,857,143 of the shares received upon issuance of the A Warrants were issued at a price per share of $0.07. The remaining 30,000,000 shares received upon the partial exercise of the B Warrants were issued at a price per share of $0.0842322, which is equivalent to the volume weighted average price for the Company’s common stock for the five trading days preceding April 6, 2015, the date of exercise.

As a result of the exercise of the B Warrants and pursuant to the terms of the B Warrants, the Company issued Shenzhen Additional Warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock at any time and from time to time for a period of five years from the date of the Additional Warrants at an exercise price per share equal to $0.0842322, the purchase price of the shares issued pursuant to the B Warrants.

Following the exercise of the Warrants, Shenzhen holds 115,714,286 shares of the Company’s common stock, or 57.14% of the Company’s total issued and outstanding shares of common stock as of June 25, 2015.

Pursuant to the terms of the remaining Warrants, Shenzhen has the potential to purchase up to an additional 34,285,714 shares of the Company’s common stock. If all shares underlying all Warrants held by Shenzhen are ultimately issued to Shenzhen, Shenzhen will hold an aggregate of 150,000,000 shares of the Company’s common stock. Of Shenzhen’s remaining warrants, 15,000,000 are exercisable at $0.0842322 per share, which would result in an additional $1,263,483 in proceeds to the Company. Because the purchase price of the remaining 19,285,714 shares that Shenzhen has the right to acquire pursuant to its Warrants is dependent on the price of the Company’s common stock if and when such Warrants are exercised, the Company is unable to calculate the gross proceeds that would be received upon exercise of such Warrants.

In connection with Shenzhen’s exercise of the Warrants, pursuant to the Advisory Fee Agreement with the Advisor, the Company issued a total of 6,061,708 shares of common stock and warrants to purchase up to an aggregate of 30,154,269 shares of common stock at any time and from time to time for a period of five years at an exercise price of $0.0842322 per share to the Advisor and its affiliates.

Commencement of Marketing and Acquisition Strategy

The Company’s new leadership team has refined the overall Company strategy to concentrate on K-12 online learning tools and created a strategic plan to fully leverage the investment provided by Shenzhen for growth. For the remainder of fiscal 2015 and into fiscal 2016, the Company will focus on developing and enhancing the Blended Schools content to better compete in all markets; refining our sales and marketing to drive an increase in sales; and meeting a growing international demand for U.S. K-12 education tools.

In furtherance of these goals, the Company has engaged a reputable public relations and communications firm to advise on the branding and positioning of the Company in the education marketplace, and has hired a Chief Business Development Officer and new sales team members to improve our sales strategy and efforts. In addition, the Company will continue to form partnerships and develop certain of its products to grow its position in the online education market, including the expanding credit recovery program market. Along these lines, the Company hired a Chief Academic Officer to oversee our academic content development and improvement.

Management Changes

On January 28, 2015, pursuant to the terms of the Share Exchange Agreement with Urban Planet, Maurine Findley resigned as our Chief Executive Officer and was appointed as Chairman of the Board of Directors. In addition, we entered into an employment agreement with Brian A. OliverSmith pursuant to which we appointed him as our Chief Executive Officer, and the Board of Directors appointed him to serve as a member of the Board. On the same date, Amy Lance and Mack Leath resigned from our Board.

Effective March 16, 2015, Andrew Honeycutt resigned from the Company’s Board of Directors.  The resignation was not related to any disagreement with the Company or due to any matter relating to the Company’s operations, policies or practices.

On May 3, 2015, Ms. Findley, Chairman of our Board, unexpectedly passed away.

Effective as of May 12, 2015, Brian OliverSmith was removed from the Board of Directors of the Company. On May 13, 2015, the Company informed Mr. OliverSmith of the intent to terminate his employment as the Company’s Chief Executive Officer to be effective as of July 12, 2015 in accordance with the terms of his employment agreement. On June 18, 2015, the Company and Mr. OliverSmith entered into a Severance and Mutual Release Agreement (the “Severance Agreement”) pursuant to which Mr. OliverSmith resigned as Chief Executive Officer effective as of June 22, 2015.  The Severance Agreement provides that in connection with Mr. OliverSmith’s resignation, the Company will pay to Mr. OliverSmith a cash payment equal to $225,000, which includes the payment of amounts due to Mr. OliverSmith’s spouse for the settlement of debt and deferred compensation in addition to the severance amount paid to Mr. OliverSmith. The Severance Agreement contains a mutual release of claims by the Company and Mr. OliverSmith and the reaffirmation of Mr. OliverSmith’s non-competition, non-solicitation and non-disparagement obligations included in his employment agreement with the Company.  The Severance Agreement supersedes all prior agreements between the Company and Mr. OliverSmith with respect to his compensation upon termination, including Mr. OliverSmith’s employment agreement.

On May 13, 2015, the Board appointed Dave Saba, President of the Company, as the Company’s principal executive officer and appointed Robert Todd Jones to serve as a member of the Company’s Board.

On May 18, 2015, the Company hired Pam Birtolo as Chief Academic Officer to oversee all academic content and instruction. For the past 16 years, Ms. Birtolo has served the K-12 online learning community. She helped start Florida Virtual School and served as its Chief Officer of Education Transformation until July, 2014. She was also the founding principal of Sagemont Virtual School, Florida's first private online high school, which later became University of Miami Online (purchased by Kaplan University). Ms. Birtolo has presented the concepts of distance learning to national audiences and has been published in several educational journals. Her publications include Enquiring Minds Want to Know: the Evolution of an Online High School and Transforming Education through Online Learning.

On May 18, 2015, the Company hired Cecilia Lopez as Chief Business Development Officer. A graduate of Rutgers University, Ms. Lopez began her career in the banking industry, eventually serving as Vice President, Business Banking Group for First Fidelity Bank. Ms. Lopez moved to the educational publishing field where she worked for Addison Wesley and, later, Glencoe McGraw Hill. Ms. Lopez recently served as the Chief Business Development Officer for the Florida Virtual School. She will oversee all of the Company’s sales effort and is focused on building the sales team.

On May 26, 2015, the Company eliminated the position of Chief Development Officer as part of the Company’s management restructuring. Richard Marshall held the Chief Development Officer position at this time, and his employment with the Company was terminated as a result.

Recent Trends

International demand for U.S. secondary education content has significantly increased as a result of the demand for U.S. college and university degrees. According to the Institute of International Education, the number of students worldwide pursuing higher education degrees from countries outside of their home countries grew from 3.0 million in 2005 to 4.3 million in 2011, and is projected to reach 8.0 million by 2025.  As a result, international high schools have implemented dual diploma programs which allows students to receive a diploma from their local high school and from a U.S. based high school.

The Company will leverage local partnerships in countries where there is significant demand for U.S. K-12 content to provide products to the rapidly growing market of international students.

In addition, the growth and quality improvement in online learning and mounting pressure on educators to boost retention and graduation rates have contributed to a substantial growth in online credit recovery programs that allow students to earn credits toward high school graduation. More than half of the school districts in the U.S. offer online courses and services because of their efficiency, low cost and flexibility. We have seen an increase in the sales of our Learning Institute language programs as a result of this growth, and we expect this growth to continue. Furthermore, we intend to develop and improve additional products to expand our presence in this rising market.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

During the three-month period ended March 31, 2015, we recorded revenue of $601,363, primarily from the Blended Schools division, acquired in 2014, as compared to $0 revenue for the three months ended March 31. 2014. Total operating expenses for the three-month period ended March 31, 2015 were $709,880, consisting of salaries of our management and staff, consulting expenses and professional fees. This is compared to total operating expenses for the three-month period ended March 31, 2014 of $598,801, consisting mainly of consulting expenses and professional fees.

Interest expense on our existing debt for the three month periods ended March 31, 2015 and March 31, 2014 was $107,029 and $13,448, respectively. Amortization of intangibles and debt discount amounted to $173,530 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

During the nine-month period ended March 31, 2015, we recorded revenue of $1,701,497, primarily from the Blended Schools division, as compared to $0 revenue for the nine months ended March 31. 2014. Total operating expenses for the nine-month period ended March 31, 2015 were $3,471,356, consisting of salaries of our management and staff, as well as technology expenses, consulting expenses and professional fees. This is compared to total operating expenses for the nine-month period ended March 31, 2014, of $1,380,041, consisting mainly of consulting expenses and professional fees.

Interest expense on our existing debt for the nine months ended March 31, 2015 and March 31, 2014 was $202,212 and $15,848, respectively. Amortization of intangibles and debt discount amounted to $397,410 and $0 for the nine months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $669,293, $1,948,237 in cash and $1,430,242 of intangible assets as of March 31, 2015, compared to a working capital deficit of $1,824,145 and $27,250 in cash and $1,225,461 of intangible assets as of June 30, 2014.

Net cash used by operating activities was $1,099,804 for the nine months ended March 31, 2015, compared to $79,106 for the nine months ended March 31, 2014.  The increase of $1,020,698 of cash used by operating activities for the quarter was primarily a result of payments made on obligations versus reduced cash collections of accounts receivable.

We acquired $3,942 fixed assets (net) through the Urban Planet acquisition, have had no capital expenditures for the three months ended March 31, 2015, and have no plans for the purchase of any plant or equipment in the foreseeable future.

On December 5, 2014, the Company issued an 8% Convertible Promissory Note in the aggregate principal amount of $275,000 (the “Note”) to FireRock Capital, Inc., an unrelated third party. On March 9, 2015, the Company paid off the Note for a total prepayment amount equal to $351,133, which includes the principal amount due, a prepayment amount and accrued and unpaid interest at the rate of 8% per annum.

During the quarter ended March 31, 2015, we received working capital of $3,350,000 in the aggregate from capital investments by investors.

We received an additional $5,526,962 in working capital through the exercise of warrants by Shenzhen on April 6, 2015.  These investments provide the funds necessary to develop new business, generate sales, and meet our operating and financing obligations as they become due.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in our Transition Report on Form 10-K for the six months ended June 30, 2014.  In the first nine months of fiscal 2015, there were no changes to the significant accounting policies.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management, together with our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2015.  Based on their evaluation, the principal executive officer and principal financial officer concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2015.

Material Weaknesses

As previously reported in our Transition Report on Form 10-K for the six months ended June 30, 2014, we identified the following material weaknesses in our internal control over financial reporting: (1) lack of sufficient resources to ensure compliance with U.S. generally accepted accounting principles and the rules and regulations of the SEC, especially with regards to equity-based transactions and tax accounting expertise; and (2) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. The control deficiencies noted did not result in any audit adjustments to the Company’s 2014 transitional financial statements.

Management, together with our principal executive officer and principal financial officer, has identified the following additional material weaknesses in our internal control over financial reporting, in addition to those described above: (1) lack of segregation of duties; and (2) inadequate security over information technology.

In light of these material weaknesses in internal control over financial reporting, we completed substantive procedures, including the inspection of support for transactions and balances and tests of the mechanical accuracy of balances, prior to filing this Quarterly Report on Form 10-Q.  These additional procedures have allowed management to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

In response to the material weaknesses, we have begun to explore and develop a remediation plan for implementing new internal controls over financial reporting and disclosure controls and procedures. Once finalized and placed in operation for a sufficient period of time, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively. Management, with oversight from the Board of Directors, is committed to the remediation of known material weaknesses as expeditiously as possible.

Changes in Internal Control over Financial Reporting

With the oversight of management and our Board of Directors, we have continued to evaluate the underlying causes of the material weaknesses. Other than with respect to the development of an ongoing plan for remediation of the material weaknesses, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-K for the six months ended June 30, 2014, which could materially affect our business, financial condition and future results.  Except as set forth below, there have been no material changes to these risk factors as described in the Transition Report.

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

For the six-month transition period ended June 30, 2014, our management team, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls and determined that our internal control over financial reporting was not effective. At March 31, 2015, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in our internal control over financial reporting that continue to exist. Until we have been able to complete and test the effectiveness of the remediation of our internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued a total of 80,072,190 shares of its common stock during the quarter ended March 31, 2015 in unregistered transactions. Other than as described below, the transactions have been previously reported on the Company’s Current Reports on Form 8-K filed with the SEC:

•

On January 8, 2015, the Company issued 111,710 shares of its common stock to a service provider in satisfaction of amounts owed for services totaling $14,500 pursuant to the exemption set forth in Section 4(a)(2) (“Section 4(a)(2)”) of the Securities Act of 1933, as amended; and

•

On January 28, 2015, the Company issued 600,000 shares of its common stock with an aggregate fair value of $57,600 as payment for services rendered by advisors and consultants pursuant to certain consulting and services agreements in reliance on the exemption set forth in Section 4(a)(2).

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

(a)

On June 16, 2015, the Company concluded that it was necessary to write down the value of the investment in Urban Planet, based on industry information from an independent third party, to two times the revenue reported by Urban Planet for the calendar year 2014, which totaled $249,692. As a result, the Company incurred a non-cash impairment charge in the amount of $1,722,408, which is reported as “Impairment of Urban Planet assets acquired” in the Condensed Consolidated Statements of Operations filed as part of this quarterly report on Form 10-Q. The Company’s determination to recognize the impairment charge was based on the expiration of a grant and service agreement that previously contributed to Urban Planet revenues and the Company’s decision to suspend the development of a proposed Urban Planet product.  The Company does not expect to incur any material future cash expenditures in connection with the write-down of Urban Planet.

As described in Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q, the Company issued shares of its common stock in unregistered transactions on January 8, 2015 and January 28, 2015, which description is incorporated herein by reference.

In addition, on May 26, 2015, the Company authorized the issuance of 2,000,000 shares of its common stock to certain employees, shareholders and other service providers to Urban Planet in unregistered transactions in reliance on the exemption set forth in Section 4(a)(2). The shares were issued as compensation for services and in recognition of contributions to Urban Planet and had been reserved by the Company for issuance for these purposes pursuant to the terms of the Share Exchange Agreement.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

ITEM 6.

EXHIBITS

Exhibit No.	Description of Exhibit
2.1

Share Exchange Agreement by and among Sibling Group Holdings, Inc., Urban Planet Media & Entertainment, Corp. and the Shareholders of Urban Planet Media & Entertainment, Corp. dated as of January 28, 2015 (filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2015 and incorporated herein by reference).

3.1

Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock dated January 29, 2015 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2015 and incorporated herein by reference).

10.1

Employment Agreement dated as of January 28, 2015 by and between Sibling Group Holdings, Inc. and Brian A. OliverSmith (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2015 and incorporated herein by reference).

10.2*	Securities Purchase Agreement dated as of March 6, 2015 among Sibling Group Holdings, Inc., Shenzhen City Qianhai Xinshi Education Management Co., Ltd., Oakway International Ltd. and Scot Cohen.
10.3*	Advisory Fee Agreement by and between Sibling Group Holdings, Inc. and V3 Capital Partners, LLC dated as of February 27, 2015.
10.4*	Securities Purchase by and between Sibling Group Holdings, Inc. and Henry Scherich dated as of February 27, 2015.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

———————

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sibling Group Holdings, Inc.

Dated: June 26, 2015	By:	/s/ David Saba
David Saba
President
(Principal Executive Officer)

Dated: June 26, 2015	By:	/s/ Angelle Judice
Angelle Judice
Chief Financial Officer
(Principal Financial and Accounting Officer)