Form 10-K
period 2015-06-30
Sibling Group Holdings, Inc.
filed 2015-10-23
CIK 1099728

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2015 or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________.

Commission file number: 000-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0270334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7380 W. Sand Lake Road Suite 500; Orlando, FL  32819

(Address of principal executive offices) (Zip Code)

(407) 734-1531

(Registrant’s telephone number, Including Area Code)

7512 Dr. Phillips Blvd. Ste 50-209; Orlando, FL  32819

(Former name or former address, if changed since last report).

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is (§229.405)  not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the OTCQB as of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,571,142.

At September 30, 2015, there were 202,509,291 shares of the registrants common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SIBLING GROUP HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, provide a safe harbor for forward-looking statements made by or on behalf of Sibling Group Holdings, Inc. (the “Company” or “GPA”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC and in our reports and presentations to stockholders or potential stockholders. In some cases forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “project,” “intend,” “plan,” “will,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors.”

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company.

The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  Accordingly, investors are cautioned not to place undue reliance on the forward-looking statements.

This report and the documents incorporated herein by reference should be read completely and with the understanding that the Company’s actual future results may be materially different from what the Company expects.  All forward-looking statements made by the Company in this report and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) are qualified by these cautionary statements.

In addition, certain market data and other statistical information used throughout this report are based on independent industry publications. Although we believe these sources to be reliable, we have not independently verified the information and cannot guarantee the accuracy and completeness of such sources.

Except as otherwise required by law, the Company undertakes no obligation or undertaking to publicly release any updates or revisions to any forward-looking statements, whether as a result of new information, future events or otherwise.  Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the SEC.

PART I

ITEM 1.

BUSINESS

Overview

Sibling Group Holdings, Inc., which does business as Global Personalized Academics, is an innovative education company that provides virtual and classroom learning to help students across the globe transform the way they learn. GPA aims to take online learning to the next level with the latest technologies and education practices to help students reach their full potential.

The Company is a Texas corporation incorporated on December 28, 1988.

Recent Developments

Acquisitions

Prior to December 30, 2010, our business plan called for focusing on large group sales of tickets to New York based entertainment shows.  On December 30, 2010, the Company acquired NEWCO4EDUCATION, LLC, and on August 15, 2012, we changed our name to Sibling Group Holdings, Inc.  With this acquisition and name change, we began to focus our business strategy on education.

Consistent with this revised strategy, the Company focused its acquisition efforts on expanding its footprint in the education industry and our product offerings.  On May 30, 2013, we acquired the assets and operations of Classchatter and Classchatter Plus, a provider of software to the public school market that allows for communications between the teacher and the students using blogging like functionality.  On August 16, 2013, we acquired the assets and operations of PLC Consultants, a provider of professional development courses for teachers in the area of special education.

On February 1, 2014, we completed the purchase of the assets of DWSaba Consulting, LLC for 800,000 shares of restricted common stock valued at $0.05 per share for total consideration of $40,000. This allowed the Company access to the AcceleratingED.com website, newsletter and extensive contacts in education as well as access to the education marketing and sales tools developed by DWSaba Consulting, LLC, a consulting operation with a focus on business development and scaling for educational services and educational technology providers founded and owned by Mr. David Saba, the Company’s current Chief Operating Officer.

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

On January 28, 2015, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Urban Planet Media & Entertainment, Corp. (“Urban Planet”) and its shareholders pursuant to which the Company issued 10,500,000 shares of its common stock, $0.0001 par value, and 500,000 shares of its Series A convertible preferred stock to the shareholders of Urban Planet in exchange for all of the issued and outstanding shares of Urban Planet. Each share of preferred stock issued to the former Urban Planet shareholders is convertible by the holder (1) at any time after 24 months after the original issue date or (2) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the preferred stock into that number of shares of common stock determined by dividing the stated value of such shares of preferred stock, which is $10.00 per preferred share, by the conversion price. The conversion price of the preferred stock is $0.50, subject to adjustment as stated in the certificate of designation. Pursuant to the terms of the Share Exchange Agreement, Mr. Brian OliverSmith was appointed as the Company’s Chief Executive Officer and served in this position until his resignation as the Chief Executive Officer, effective as of June 22, 2015.

On June 16, 2015, the Company concluded that it was necessary to write down the value of the investment in Urban Planet, based on industry information from an independent third party, to two times the revenue reported by Urban Planet for the calendar year 2014, which totaled $249,692. As a result, the Company incurred a non-cash impairment charge in the amount of $1,722,408. The Company’s determination to recognize the impairment charge was based on the expiration of a grant and service agreement that previously contributed to Urban Planet revenues and the Company’s decision to suspend the development of a proposed Urban Planet product. The Company does not expect to incur any material future cash expenditures in connection with the write-down of Urban Planet.

The Company implemented certain cost-savings initiatives in an effort to offset the write-down, including a reduction in personnel and termination of the Company’s office lease in North Carolina, resulting in annualized savings of $329,104.

The Company continues to evaluate acquisition and partnership opportunities that will compliment its vision within the K-12 education markets, representing education technologies, personalized learning, curriculum and private school organizations.

Capital Investments and Change in Control

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

Following the exercise of the Warrants, Shenzhen holds 115,714,286 shares of the Company’s common stock, or approximately 57% of the Company’s total issued and outstanding shares of common stock as of September 30, 2015.

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

Effective on December 5, 2014, the Company completed the closing of a private placement financing transaction with FireRock Capital, Inc. (“FireRock”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, FireRock purchased from the Company an 8% Senior Convertible Promissory Note (the “Note”) in the aggregate principal amount of $275,000, and delivered gross proceeds of $250,000, excluding a 10% original issue discount, transaction costs, fees and expenses. The Note was convertible into shares of the Company’s common stock in whole or in part at any time from time to time after the issuance of the Note. Interest on the principal amount of the Note accrued interest at the rate of 8% per annum and was payable on June 1, 2015. On March 9, 2015, the Company paid off the Note for a total prepayment amount equal to $351,133, which included the principal amount due ($275,000), a prepayment amount ($68,750) and accrued and unpaid interest at the rate of 8% per annum ($7,383). The Company recorded a beneficial conversion right in the amount of $85,259 attributed to the conversion rights on this debt.

Advisory Fee Agreement

During fiscal 2015, the Company also entered into an Advisory Fee Agreement (the “Advisory Fee Agreement”) with V3 Capital Partners, LLC and certain of its affiliates (the “Advisor”) in connection with advisory, due diligence and financing activities performed by the Advisor in connection with the transaction with Shenzhen pursuant to the Securities Purchase Agreement.  Pursuant to the Advisory Fee Agreement, the Company paid or issued to Advisor: (1) a cash payment of $57,000; (2) $312,000 of Units on the same terms and conditions as those issued in connection with the Shenzhen transaction; and (3) a warrant giving the Advisor the right to purchase up to an aggregate of 26,785,714 shares of common stock at any time and from time to time for a period of five years at an exercise price of $0.07 per share.  Additionally, the Company agreed to pay Advisor a pro rata portion of the advisory fees detailed above in (1) and (2) on a similar percentage basis as the above fees upon exercise of any A Warrant, B Warrant or Additional Warrant and the fees described in clause (3) on a similar percentage basis as the above fee on the exercise of the B Warrant.  The Company also agreed to pay $100,000 of Shenzhen’s and Advisor’s legal and due diligence expenses.

Effective as of September 24, 2015, the Company entered into a Settlement Agreement and Mutual Release, and Addendum to Settlement Agreement and Mutual Release (the “Addendum,” and together, the “Settlement Agreement”), with the Advisors V3 Capital Partners, LLC, Scot Cohen, Oakway International Ltd., Oakway International and North Haven Equities, LLC (together, the “V3 Affiliates”) and Gaurav Malhotra, Richard Abbe, Jonathan Rudney, Matthew Hull and Kyle Pollack (together, the “Individuals” and together with the V3 Affiliates, the “Advisors”) modifying the terms of the Advisory Fee Agreement. Pursuant to the Settlement Agreement, the Advisors and the Company have agreed to modify the payments due to the Advisors under the Advisory Fee Agreement as follows: (1) certain of the V3 Affiliates have agreed to forfeit and cancel all warrants previously issued to them pursuant to the Advisory Fee Agreement and agreed to terminate all further rights to additional shares, warrants or other payments due under the Advisory Fee Agreement; (2) Mr. Cohen has agreed to (A) forfeit and cancel all warrants issued to him under the Securities Purchase Agreement and Advisory Fee Agreement, other than A Warrants to purchase 3,078,572 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement, which were previously issued to him under the Securities Purchase Agreement, and (B) terminate all further rights to additional shares, warrants or other payments due under the Securities Purchase Agreement or Advisory Fee Agreement; (3) Oakway International Ltd. has agreed to forfeit and cancel all warrants received under the Advisory Fee Agreement and terminate all further rights to additional shares, warrants or other payments due under the Securities Purchase Agreement or Advisory Fee Agreement in exchange for (A) the right to retain A Warrants to purchase 2,857,143 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement, which were previously issued to it under the Securities Purchase Agreement and (B) receipt of an additional A Warrant to purchase 221,428 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement; (4) the Individuals will retain the warrants previously issued to them under the Advisory Fee Agreement providing for rights to purchase an aggregate of 3,333,333 shares of common stock upon the same terms and conditions as provided in the Advisory Fee Agreement and agreed to terminate all further rights to additional shares, warrants or other payments due under the Advisory Fee Agreement; and (5) the Company has agreed to pay the Advisors a total of $644,000 within three business days following the date all parties have executed the Settlement Agreement. Each of the parties to the Settlement Agreement has agreed to waive and release any and all claims relating to the Advisory Fee Agreement and services provided by the Advisors thereunder.

As a result of the Settlement Agreement, the Company has canceled warrants to purchase a total of 85,378,078 shares of common stock, such that the Company’s total outstanding warrants held by all security holders as of September 30, 2015 provide for the rights to purchase an aggregate of 45,204,762 shares of common stock.

Debentures

On December 30, 2010, the Company entered into conversion agreements with all but one of the holders of the Series AA debentures previously issued by the Company and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and 100% of the membership interests of a wholly-owned subsidiary of the Company, Debt Resolution, LLC, in full settlement of their debentures, underlying warrants and accrued interest as of that date. Subsequently, series common stock was converted to shares of the Company’s common stock. The conversion agreements released all claims that 43 of the 44 total holders of the debentures had, have, or might have against the Company.  Following this transaction, the Company had a debenture balance of $30,000 and accrued interest of $35,483 as of June 30, 2015, which was in default at June 30, 2015.  On August 3, 2015, the Company paid a total of $65,904 in full satisfaction of the outstanding debenture, consisting of the principal amount and accrued interest.

Management Changes

On January 28, 2015, pursuant to the terms of the Share Exchange Agreement with Urban Planet, Maurine Findley resigned as our Chief Executive Officer and was appointed as Chairman of the Board of Directors. In addition, we entered into an employment agreement with Mr. OliverSmith pursuant to which we appointed him as our Chief Executive Officer, and the Board of Directors appointed him to serve as a member of the Board. On the same date, Ms. Amy Lance and Mr. Mack Leath resigned from our Board.

Effective March 16, 2015, Mr. Andrew Honeycutt resigned from the Company’s Board of Directors.  The resignation was not related to any disagreement with the Company or due to any matter relating to the Company’s operations, policies or practices.

On May 3, 2015, Ms. Findley, Chairman of our Board, unexpectedly passed away.

Effective as of May 12, 2015, Mr. OliverSmith was removed from the Board of Directors of the Company. On May 13, 2015, the Company informed Mr. OliverSmith of the intent to terminate his employment as the Company’s Chief Executive Officer to be effective as of July 12, 2015 in accordance with the terms of his employment agreement. On June 18, 2015, the Company and Mr. OliverSmith entered into a Severance and Mutual Release Agreement (the “Severance Agreement”) pursuant to which Mr. OliverSmith resigned as Chief Executive Officer effective as of June 22, 2015.  The Severance Agreement provided that in connection with Mr. OliverSmith’s resignation, the Company paid to Mr. OliverSmith a cash payment equal to $225,000, which includes the payment of amounts due to Mr. OliverSmith’s spouse for the settlement of debt and deferred compensation in addition to the severance amount paid to Mr. OliverSmith. The Severance Agreement contains a mutual release of claims by the Company and Mr. OliverSmith and the reaffirmation of Mr. OliverSmith’s non-competition, non-solicitation and non-disparagement obligations included in his employment agreement with the Company.  The Severance Agreement supersedes all prior agreements between the Company and Mr. OliverSmith with respect to his compensation upon termination, including Mr. OliverSmith’s employment agreement.

On May 13, 2015, the Board appointed Mr. Dave Saba, President of the Company, as the Company’s principal executive officer and appointed Robert Todd Jones to serve as a member of the Company’s Board.

Also in May 2015, the Company hired Ms. Pam Birtolo as Chief Academic Officer to oversee all academic content and instruction and Ms. Cecilia Lopez as Chief Business Development Officer oversee all of the Company’s sales efforts.

On May 26, 2015, the Company eliminated the position of Chief Development Officer as part of the Company’s management restructuring. Richard Marshall held the Chief Development Officer position at this time, and his employment with the Company was terminated as a result.

On July 17, 2015, the Board appointed Ms. Julie Young as the Company’s Chief Executive Officer and principal executive officer, effective July 20, 2015, and Mr. Saba as the Company’s Chief Operating Officer.

Also in July 2015, Mr. John Logan joined the Company as the Chief Creative Officer. Mr. Logan spent 20 years developing marketing strategy, multimedia campaigns and new product concepts for Fortune 500 brands such as The Walt Disney Company, McDonald’s Corporation, Hilton Worldwide Holdings Inc. and Time Warner Inc. He spent the last three years leading curriculum product innovation at Florida Virtual School. Mr. Logan’s focus will be on marketing and the design and user interface of the Company’s education products.

In August 2015, the Company focused on increasing sales by hiring seven new sales team members to provide coverage for most of the United States and South America.

Customer, Products and Services

The Company offers the following products and services:

Online Courses – The Company sells digital curriculum for grades K-12 directly to schools and districts in the U.S. The current catalog includes over 190 courses, all created by the GPA team of subject matter experts and sold in a variety of licensing models. Our catalog includes core, electives, AP, world languages and credit recovery courses.

Teacher Training – The Company provides professional development directly to schools and districts in the U.S. on a fee for service basis. Training is delivered online and face-to-face. Training is sold as a separate service or bundled with other products as a value-add.

Learning Management System Hosting – The Company provides access to learning management software directly to schools and districts in the U.S. This service is not sold separately, but is included as a value-add when combined with online courses and teacher training in a “Network Membership” model.

Online School – The Company provides end-to-end solutions to schools and districts in the U.S. and around the world. This service provides online courses, learning management system and a teacher in exchange for tuition on a per student, per semester basis.

International Dual-Diploma – Based on the Online School offering, these products expand the opportunity for international students by providing the chance to earn a U.S. high school diploma along with their local diploma. This program includes a fixed set of 12 semester courses delivered over two to three years. Courses are sold on a per student, per semester basis and targeted toward international students interested in attending a U.S. college or university.

Most of the K-12 course content has been created by the GPA team of subject matter experts.  GPA upgrades each course very three years to ensure it meets the latest standards of pedagogy and content.  GPA uses multiple learning management systems and other software systems to effectively deliver the content to the individual student.

Through professional development services, online curriculum licensing, curriculum bundled with learning management system access and administration and its Learning Institute, we service more than 150 school districts.

We are not dependent on one or a few major clients, and no client accounts for 10% of our revenues.

Our Business Strategy

In fiscal 2015, GPA built a team of individuals who have demonstrated long-term success in the education market and added a significant number of new team members to provide ongoing support to help our schools realize student success. In fiscal 2015, the Company’s new team worked to refine the overall Company strategy to concentrate on K-12 online learning tools and created a strategic plan for growth. For 2016, the Company will focus on developing and enhancing the Blended Schools content to better compete in all markets; refining our sales and marketing to drive an increase in sales; and meeting a growing international demand for U.S. K-12 education tools.

In furtherance of these goals, the Company has engaged a reputable public relations and communications firm to advise on the branding and positioning of the Company in the education marketplace, and has focused on hiring experienced and successful individuals to build up its leadership team.  In addition, the Company will continue to work to form partnerships and develop certain of its products to grow its position in the online education market, including the expanding credit recovery program market.

Domestic Sales and Marketing

We believe that every teacher should have access to the latest education technology tools and teaching techniques regardless of school size, budget or zip code. GPA focuses all domestic sales and marketing efforts on small school districts with student populations between 1,000 and 10,000. The Company currently serves 150 U.S. school districts, with the largest customer representing 3% of total revenue. GPA has expanded the domestic sales team to include seven new members who are working to leverage existing relationships and cultivate new leads.

International Sales and Marketing

In August 2015, the Company began working with our strategic partner, Shenzhen, to develop the Chinese market for GPA products.  The two companies created both an English language learning (“ELL”) and international dual diploma program for Chinese students. Shenzhen and GPA have worked to establish partnerships with education marketing and sales companies to sell the products into Chinese schools. GPA staff have worked closely with the Shenzhen staff to present the program directly to schools and learning centers in the country to enroll students in the program.  The Company expects to have pilot programs in place by the spring of 2016 with full program implementation in the fall of 2016.

The international dual diploma program developed for China can be used in other countries as well. The Company intends to take both the ELL and international dual diploma program and work with other organizations that are successfully selling educational products and services in their home countries to bring the GPA ELL and international dual diploma program to additional markets.

Competition

Districts and schools employ a wide variety of learning programs and methods for their students. The market for supplemental and intervention educational products is fragmented and competitive, with no single company or product with a dominant market share.

The critical factors for K-12 school districts in evaluating the use of potential supplemental educational technologies are the perceived ability of the products to improve student performance, impact teacher productivity and fit into the traditional school day. Attributes that influence the district's assessment of these factors include the ability to deliver measurable improvements in student achievement, cost, ease-of-use, reputation, existing relationships with customers, completeness of the product offering, ability to provide effective and efficient product implementation, and ability to work with the other components of the school curriculum. We believe that we compete favorably on the basis of these factors.

Many of the companies providing these competitive offerings are much larger than us, are more established in the school market than we are, offer a broader range of products to schools, and have greater financial, technical, marketing and distribution resources than we do. Competitors may enter our market segment and offer actual or claimed results similar to those achieved by our products. In addition, although the traditional approaches to learning are fundamentally different from the approach we take, the traditional methods are more widely known and accepted and, therefore, represent significant competition for school district funding.

Intellectual Property

We have filed for trademark registrations and aplications for Global Presonalized Academics (GPA) in the United States and other international markets where we are focused.

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

Government Approvals and Compliance

In order to achieve widespread adoption of K-12 content for students, the content must be aligned to state and local standard standards. Because GPA does not acutally sell a pure curriculum, we are not required to go through a specific standards review of the content. But GPA does provide the standards alignment to all customers so that they can be assured that the content will meet the requirements set by their Department of Education.

Employees

We have 67 employees, of which 31are full time employees and 36 are part-time employees.

Seasonality

GPA actual cash flow is affected by the seasonality of school district purchasing cycle. The bulk of GPA contracts with schools and districts are negotiated in the spring and signed in the June and July time frame with payment coming within thirty days of the contract. As a result, GPA typically has more cash on hand in the first quarter each fiscal year.  The recognized revenues from those sales on the income state are spread throughout the year that the service is actually provided which mitigates the effects of the school district purchasing cycle.

Available Information

We make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through our internet website at www.gpacademics.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.

RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations.  You should carefully consider the risks described below before making an investment decision.

Risks Related to Our Industry

Funding for public school budgets are subject to external economic conditions and the political process which could result in reductions in our revenues.

Most of our revenues come from public school budgets which are financed with government funding from federal, state and local taxpayers. Budget appropriations for education at all levels of government are determined through the political process, which may also be affected by conditions in the economy overall. The political process and general economic conditions create a number of risks that could have an adverse effect on our business including the following:

•

Legislative proposals may result in budget or program cuts for public education, including the virtual and blended public schools and school districts we serve, and therefore could potentially limit or eliminate funding for the products and services those schools purchase from us.

•

Economic conditions could reduce state education funding for public schools. The specific level of federal, state and district funding for the coming years is not yet known, and we could experience lower per pupil enrollment funding, causing our revenues to decline.

Laws regarding the accessibility of technology and curriculum are constantly evolving and could result in increased product development costs and compliance risks.

Our online curriculum is made available to students through computers and other display devices connected to the Internet. This curriculum includes a combination of software applications that may present challenges to people with disabilities. A number of states and federal authorities have considered or are considering how electronic and information technology procured with state funds should be made accessible to persons with such disabilities. To the extent they enact or interpret laws and regulations to require greater accessibility, we will have to modify our curriculum offerings to satisfy those requirements. If requirements or technology evolves in such a way as to accelerate or alter the need to make all curriculums accessible, we could incur significant product development costs on an accelerated basis. A failure to meet required accessibility needs could also result in loss or termination of significant contracts or in potential legal liability.

Frequent school district leadership changes may lead to changes in focus and priorities in ways that adversely affect us.

We contract with and provide a majority of our products and services to public schools and school districts that are lead by superintendents. Most of our current contracts are in Pennsylvania, which sees a 15 to 20% turnover in superintedents each year.  We typically share a common objective at the outset of our business relationship with the district leadership team, but if that team changes, we could see schools or school districts we serve subsequently shift their priorities or change objectives and, as a result, reduce the scope of services and products we provide, or terminate their relationship with us. These events would have an adverse effect on our revenues.

Increasing competition in the education industry could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

We face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment and school performance and compliance management.  We compete with companies that provide online curriculum and support services as well as public school districts or school district consortia that offer K-12 online programs of their own or in partnership with other online curriculum vendors. We expect that competition will continue to increase and that our competitors may adopt different pricing and service packages that may have greater appeal than our offerings. If we cannot successfully compete, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

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

Our future success will depend in large part on our ability to maintain a competitive position with our curriculum and our technology as well as our ability to increase capital expenditures to sustain the competitive position of our product and retain our talent base. We cannot assure that we will have the financial resources, technical expertise, marketing, distribution or support capabilities to compete effectively.

Risks Related to Our Operations

Our independent registered accounting firm has expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing.

The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and raising additional capital. In its report on the annual financial statements for the years ended June 30, 2015 and 2014, our independent registered accounting firm included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the Company.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant/substantial dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If the Company should fail to continue as a going concern, you may lose the value of your investment in the Company.

If our plans  to create new products, expand distribution channels and provide innovative educational programs to enhance academic performance are unsuccessful, our business, financial condition, results of operations and cash flows would be adversely affected.

As we create and acquire new products, expand our existing customer base and roll out new educational programs, we expect to face challenges distinct from those we currently encounter, including:

•

our continued development of online resources for individualized learning may present different operational challenges than those we previously encountered;

•

our efforts to integrate adaptive learning technologies and solutions into our learning management system, which may require significant investment of resources to develop or acquire to continue to improve our educational programs and student outcomes;

•

operating in international markets requires us to conduct our business differently than we do in the United States, and it may be difficult to train qualified teachers or generate sufficient demand in international markets. International markets will also carry different legal, operational, tax and currency challenges; and

•

our continual efforts to innovate and pilot new programs to enhance student learning may not always succeed or may encounter unanticipated opposition.

Our failure to manage these business expansion programs, or any new business expansion program or new distribution channel we pursue, may have an adverse effect on our business, financial condition, results of operations and cash flows.

Failure to maintain effective internal controls could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015 and identified the control deficiencies that represent material weaknesses at June 30, 2015. See "Item 9A. Controls and Procedures" for more detailed discussion.

Mergers, acquisitions and joint ventures present many risks, and we may not realize the financial and strategic goals that formed the basis for the transaction.

As part of our business strategy, we are actively considering acquisition opportunities in the U.S. and worldwide. We have acquired and expect to acquire additional education related businesses that complement our strategic direction, some of which could be material to our operations.  Any acquisition involves significant risks and uncertainties.

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

We collect personal information that may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Because our systems store proprietary and confidential student, parent and teacher information, such as names, addresses, and other personal information, network security and internal controls over access rights are critical. Although we have developed systems and processes that are designed to protect this information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our systems. Because the techniques used to obtain unauthorized access or breach security systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventative measures. Failure to prevent or mitigate data loss or other security breaches could expose us or our students, parents or teachers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business.

If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, third parties may receive or be able to access student records and we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation and could lead virtual public schools, blended schools and parents to choose competitive offerings. As a result, we may be required to expend significant resources to provide additional protection from the threat of these security breaches or to alleviate problems caused by these breaches.

We rely on the Internet to enroll students and to deliver our products and services to children, which exposes us to a growing number of legal risks and increasing regulation.

We collect information regarding students during the online enrollment process and a significant amount of our curriculum content is delivered over the Internet. As a result, numerous federal and state laws could have an impact on our business such as:

•

the Children's Online Privacy Protection Act, which imposes restrictions on the ability of online companies to collect and use personal information from children under the age of 13;

•

the Family Educational Rights and Privacy Act, which imposes parental or student consent requirements for specified disclosures of student information to third parties, and emerging state student data privacy laws;

•

the Communications Decency Act, which provides website operators immunity from most claims arising from the publication of third-party content;

•

cyberbullying laws, which require schools to adopt policies on harassment through the Internet or other electronic communications; and

•

student data privacy laws, which require schools to adopt privacy policies applicable to virtual schools.

In addition, laws impact pricing, advertising, taxation, consumer protection, quality of products and services with respect to the internet continue to evolve.  New and changing regulations could increase the costs of regulatory compliance for us or force us to change our business practices.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products are made available. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. Any unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

It is possible that we may not be able to sufficiently protect our innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Further, there is always the possibility that the scope of the protection gained will be insufficient or that an issued patent be deemed invalid or unenforceable.

We also seek to maintain certain intellectual property as trade secrets. This secrecy could be compromised by outside parties, whether through breach of our network security or otherwise, or by our employees or former employees, intentionally or accidentally, which would cause us to lose the competitive advantage resulting from these trade secrets. Third parties may acquire domain names that are substantially similar to our domain names leading to a decrease in the value of our domain names and trademarks and other proprietary rights.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely impact our working capital and liquidity throughout the year.

GPA’s cash flow is affected by the seasonality of the school district purchasing cycle. The bulk of GPA contracts with schools and districts are negotiated in the spring and signed in the June and July time frame with payment coming within thirty days of the contract. As a result, GPA typically has more cash on hand in the first quarter each fiscal year.  The recognized revenues from those sales on the income state are spread throughout the year that the service is actually provided, which mitigates the seasonal effects.

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

We currently outsource many of our hosting and learning management system services to third parties. We do not control the operation of any third party facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems could result in lengthy interruptions in our service. Furthermore, the availability of our platform could be interrupted by a number of additional factors, including our customers' inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or ability of the infrastructure to handle spikes in customer usage. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Our expansion into new markets outside the United States will subject us to risks inherent in international operations, are subject to significant start-up costs and will place strain on our management.

As part of our growth strategy, we intend to continue to establish markets outside the United States, subject to receipt of approval from appropriate accrediting or regulatory agencies. Our operations in foreign jurisdictions may subject us to additional educational and other regulations of foreign jurisdictions, which may differ materially from the regulations applicable to our domestic operations. Such international expansion is expected to require a significant amount of start-up costs. Additionally, our management does not have significant experience in operating a business at the international level. As a result, we may not be successful in implementing our plans for international expansion, obtaining the necessary licensing, permits or market saturation, or in successfully meeting other challenges posed by operating an international business.

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

Risks Related to our Common Stock

There is not now, and there may never be, an active, liquid and orderly trading market for our common stock.

There is not now, nor has there been since our inception, any substantial trading activity in our common stock or a market for shares of our common stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. Our common stock is quoted on the OTCQB, an over-the-counter quotation system, but trading of our common stock is extremely limited and sporadic and at very low volumes. Our common stock is not actively traded, and the price of our common stock may be volatile.

We do not now, and may not in the future, meet the initial listing standards of any national securities exchange, and we presently anticipate that our common stock will continue to be quoted on the OTCQB or another over-the-counter quotation system in the foreseeable future. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price for which you purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

Because there has not been an active public market for our common stock, the price of our common stock could be volatile and could decline at a time when you want to sell your holdings.

Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•

our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•

changes in financial estimates by us or by any securities analysts who might cover our stock;

•

speculation about our business in the press or the investment community;

•

significant developments relating to our relationships with our customers or suppliers;

•

stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

•

customer demand for our products and services;

•

investor perceptions of the industry in general and our company in particular;

•

the operating and stock performance of comparable companies;

•

general economic conditions and trends;

•

major catastrophic events;

•

announcements by us or our competitors of new products or services, significant acquisitions, strategic partnerships or divestitures;

•

changes in accounting standards, policies, guidance, interpretation or principles;

•

sales and resales of our common stock, convertible securities or other equity securities;

•

future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market;

•

sales of our common stock, including sales by our directors, executive officers or significant stockholders; and

•

additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Because a single stockholder controls a majority of the shares of our common stock, it has effective control over actions requiring stockholder approval.

A single stockholder beneficially owns approximately 57%? of our outstanding shares of common stock. As a result, this stockholder has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, this stockholder has the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•

delaying, deferring or preventing a change in corporate control;

•

impeding a merger, consolidation, takeover or other business combination involving us; or

•

discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. We must also maintain effective disclosure controls and procedures and internal controls for financial reporting. Compliance with these requirements may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements by the time we will be required to do so. If we fail to do so, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our management team has limited experience managing a public company, we may not successfully or efficiently manage our transition into a public company.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and any trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and any trading volume to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the legal restrictions on resale discussed in this prospectus lapse or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline.

ITEM 2.

PROPERTIES

The Company has offered blended learning since 2004 in a virtual environment. To ensure that our resources are used to generate new opportunities, the Company leases a shared headquarters facility in Orlando, Florida pursuant to a lease that expires on October 31, 2016 for a monthly rent payment of $129.00.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB and is traded under the symbol “SIBE”.  On September 30, 2015, the closing sale price for our common stock was $0.0500 on the OTCQB.  The quarterly price ranges during the years ended June 30, 2015 and 2014 are reflected in the following table. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year	Quarter Ending	High	Low
2015	June 30	$0.0969	$0.0403
	March 31	$0.150	$0.050
2014	December 31	$0.220	$0.090
	September 30	$0.120	$0.020
	June 30	$0.240	$0.080
	March 31	$0.150	$0.046
2013	December 31	$0.130	$0.031
	September 30	$0.395	$0.035

Record Holders

As of September 30, 2015, there were approximately 268 stockholders of record. Holders of common stock vote as a single class on all matters which our stockholders are entitled to vote. Each share of common stock is entitled to one vote and shares ratably in any dividends declared by our Board of Directors. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not have any present intention to pay any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand the Company, its operations and its business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated audited financial statements and accompanying notes filed as part of this Annual Report on Form 10-K.

Change in Fiscal Year End

Effective June 27, 2014, we changed our fiscal year end from December 31 to June 30. We have defined various periods that are covered in this report as follows:

•	“fiscal 2015” — July 1, 2014 through June 30, 2015.
•	“fiscal 2014” — July 1, 2013 through June 30, 2014.

Overview

Our mission is to create immersive, educational experiences to develop future leaders and entrepreneurs of the world.  discover, develop and deliver resources to expand and improve lifelong learning opportunities and achievement. The mission is accomplished by applying funds from the public capital markets and revenues in a unified strategy of growth and acquisitions to accelerate the improvement of early childhood, K-12 and post-secondary education around the world.  Blended Schools Network is a key piece of the GPA foundation.  The learning portfolio will consist of integrated media, assessment and instruction for more than 200 courses for the K-12 marketplace, including Arabic, Chinese, Spanish, French, Japanese, Latin, Russian, German and Hindi.

Recent Developments

During the twelve months ended June 30, 2014, the Company completed the acquisitions of the assets of PLC Consultants, DWSaba Consulting, LLC and Blended Schools. See Item 1, “Business,” for descriptions of these acquisitions.

On January 28, 2015, the Company entered into the Share Exchange Agreement with Urban Planet and its shareholders pursuant to which Urban Planet became a wholly owned subsidiary of the Company. On June 16, 2015, the Company concluded that it was necessary to write down the value of the investment in Urban Planet, based on industry information from an independent third party, to two times the revenue reported by Urban Planet for the calendar year 2014, which totaled $249,692. As a result, the Company incurred a non-cash impairment charge in the amount of $1,722,408, which is reported as “Impairment of UPM assets acquired” in the Condensed Consolidated Statements of Operations filed as part of this Annual Report on Form 10-K. The Company’s determination to recognize the impairment charge was based on the expiration of a grant and service agreement that previously contributed to Urban Planet revenues and the Company’s decision to suspend the development of a proposed Urban Planet product. The Company does not expect to incur any material future cash expenditures in connection with the write-down of Urban Planet.

The Company implemented certain cost-savings initiatives in an effort to offset the write-down, including a reduction in personnel and termination of the Company’s office lease in North Carolina, resulting in annualized savings of $329,104.

During the year ended June 30, 2015, the Company received total proceeds of $8,876,966 from investments by Shenzhen and other accredited investors, as well as from the exercise of outstanding warrants.

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

The Company intends to leverage local partnerships in countries where there is significant demand for U.S. K-12 content to provide products to the rapidly growing market of international students.

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

Results of Operations

The results discussed below are for our fiscal 2015 compared to our fiscal 2014, which is for the twelve month period July 1, 2013 through June 30, 2014, as a result of our fiscal year end change. For comparative purposes we believe that our variance explanations between these periods are more meaningful to users, which address key factors in our consolidated financial statements.

Revenues

We recorded revenue of $2,207,450 during fiscal 2015, an increase of $2,057,304 as compared to $150,146 during fiscal 2014. The increase was primarily a result of the addition of revenues from the acquisition of Blended Schools in May 2014, generating an entire year of revenue during fiscal 2015 compared to fiscal 2014.

Operating Expenses

Total operating expenses during fiscal 2015 were $6,907,535, consisting of salaries of our management and staff, as well as technology expenses, consulting expenses, professional fees, and the impairment of the Urban Planet assets. This is compared to total operating expenses during fiscal 2014, of $1,862,307, consisting mainly of consulting expenses and professional fees. The increase in operating expenses is a result of the addition of management and staff in fiscal 2015, an increase in business activity since the acquisition of Blended Schools in May 2012, and the impairment of the Urban Planet assets.

Net Loss

Net loss for fiscal 2015 was $7,020,035 as compared to $1,795,233 during fiscal 2014.  The increase in net loss resulted from having an entire year of operations from Blended Schools, increased operating expenses and the loss from the impairment of the Urban Planet assets in the amount of $1,722,408.

Capital Expenditures

In fiscal 2015, we acquired $3,942 in fixed assets (net) through the Urban Planet acquisition, and expended $13,020 on laptops for our management team.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a positive working capital of $2,896,154, $5,415,744 in cash and $1,231,295 of intangible assets as of June 30, 2015, compared to a working capital deficit of $1,824,145, $27,250 in cash and $1,225,461 of intangible assets as of June 30, 2014. As a result, our current cash position may not be sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $2,740,703 during fiscal 2015, compared to $192,392 for fiscal 2014.  The increase of $2,548,311 of cash used in operating activities during fiscal 2015 resulted from increased operating expenses in addition to the decrease in accrued liabilities due to the settlements of prior obligations and increases in prepaid expenses.

Net cash used in investing activities was $11,395 during fiscal 2015, compared to $0 for fiscal 2014.  The increase of cash used in investing activities resulted from the purchase of laptops for our management team.

Net cash provided by financing activities was $8,140,592 during fiscal 2015, compared to $215,000 during fiscal 2014. Cash provided by financing activities consisted of capital investments and the exercise of warrants by investors.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the extent we continue to make acquisitions, generating increased revenues, and our ability to control costs, including the commitment to enhancing our current products.  While we are encouraged by the progress we are making in working toward new partnerships and programs with both domestic and international opportunities, we may need to raise additional capital for our current operations and our plans for growth. There can be no assurance that additional capital will be available to us.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Critical Accounting Policies

(a)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, debt discounts, valuation of intangibles acquired in our acquisition, impairment of intangibles, deferred tax assets, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 825-10-50, “Financial Instruments-Disclosure,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, promissory notes, accounts payable and amounts due to related parties approximate fair values due to the short-term maturity of the instruments.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in ASU 2014-15 provide guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU 2014-15 are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. ASU 2014-09, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU 2014-09 would supersede some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, ASU 2014-09 improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In August 2015 the FASB issued, ASU 2015-14 which defers the effective date of ASU 2014-09 for one year, to be for periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company is currently reviewing the provisions of ASU 2014-09 to determine if there will be any impact on the Company’s results of operations, cash flows or financial condition.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  The amendments in ASU 2014-12 apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, “Compensation—Stock Compensation” as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

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

Going Concern

The Report of Independent Registered Public Accounting Firm included in our audited consolidated balance sheets as of June 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2015 and 2014 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our recurring operating losses and our need to obtain additional capital to sustain operations. The auditor's opinion may impede our ability to raise additional capital on acceptable terms. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The requirements of this Item can be found beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2015.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Management identified the following material weaknesses as of June 30, 2015: (1) lack of sufficient resources to ensure compliance with U.S. GAAP and the rules and regulations of the SEC, in particular with regard to equity based transactions and tax accounting expertise and (2) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

In light of these material weaknesses in internal control over financial reporting, we completed substantive procedures, including the inspection of support for transactions and balances and tests of the mechanical accuracy of balances, prior to filing this Annual Report on Form 10-K.  These additional procedures have allowed management to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

With the oversight of management and our Board of Directors, we have continued to evaluate the underlying causes of the material weaknesses. Other than with respect to the development of an ongoing plan for remediation of the material weaknesses, there has been no change to our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Set forth below are the names and ages of our directors and executive officers.

Name	Age	Positions and Offices	Appointed
Robert Todd Jones	48	Director, Audit Committee and Compensation Committee member	05/13/2015
David Saba	54	Director, Audit Committee and Compensation Committee member, Chief Operating Officer	02/01/2013
Julie Young	55	Chief Executive Officer	07/19/2015
Angelle Judice	51	Chief Financial Officer	06/23/2014

The Company’s directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. The Company’s officers are appointed by our Board of Directors and hold office until removed by the Board of Directors. There are no agreements with respect to the selection of officers, directors or nominees. The following are the names and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years, of each of the directors and executive officers of the Company that currently serve on the Board of Directors.

Robert Todd Jones, 48, joined the Board of Directors on May 13, 2015.  Since 2000, Mr. Jones has been committed to improving education for kids worldwide.  His initial focus was in the 9-12 space but has transitioned to including K-8.  His commercial efforts have led to higher personalization, improved content management and ultimately better student outcomes.  Since 2002, Mr. Jones has been the Managing Member of TJ Ventures, LLC (“TJV”).  TJV provides executive level advisement to companies ranging in size from $20 milllion to over $108 million.  In addition, Mr. Jones served as the Vice President of Strategic Partnerships for the Florida Virtual School (“FLVS”) from November 2012 to April 2015.  During his tenure, Mr. Jones worked with the FLVS Management tem to drive key branding initiatives, student achievement campaigns and revenue achievement goals for FLVS’ Global Division.  Mr.  Jones is a graduate of the University of Florida College of Law and the University of Florida School of Business.  He is admitted to practice law in Florida.

David Saba, age 54, joined the Board and became President of the Company on February 1, 2014 concurrent with the Company’s acquisition of the assets of DWSaba Consulting LL, a consulting operation with a focus on business development and scaling for educational services and educational technology providers founded and owned by Mr. Saba. Mr. Saba was named principal executive officer on May 13, 2015, and became Chief Operating Officer on July 1, 2015.  Mr. Saba is a successful business executive, graduating from the Naval Academy in 1983 with a bachelor's degree in Engineering, and, in 1990, was awarded a Masters in Engineering Management from the University of South Florida. From 2013 to 2014, Mr. Saba was a principal at AcceleratingED, an education consulting company focused on helping organizations improve overall performance through operational excellence and high impact sales and marketing. From 2011 to 2013, Mr. Saba was Chief Operating Officer for the National Math + Science Initiative, Inc. which merged with Laying the Foundation, Inc. These companies focused on transforming schools in the United States through innovative programs for teacher training and support. He has had other senior management roles in manufacturing, engineering and healthcare. As a director of our company, Mr. Saba brings to our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director for our company.

Julie Young, 55, was appointed the Company’s Chief Executive Officer on July 17, 2015.  Ms. Young served as the founding President and Chief Executive Officer of Florida Virtual School, the world’s first virtual statewide school district and the largest public online school in the U.S., from its inception in 1997 until her retirement in March 2014. Under her leadership, the organization grew into a diversified, worldwide organization serving students in 50 states and 68 countries worldwide. Ms. Young currently serves on the board, advisory board or council of several non-profit, civic and other organizations, including the International North America Council for Online Learning, United States Distance Learning Association, Western Governors University, YMCA, GoGo Labs and DreamBox Learning. Ms. Young has an undergraduate degree from the University of Kentucky and a Master of Education from the University of South Florida.

Angelle Judice, 51, was appointed as the Company’s Chief Financial Officer in June 2014. Ms. Judice was the Corporate Controller for Education Management, Inc. doing business as Blue Cliff College, an equity backed education company operating seven diploma and degree granting campuses, from May 2013 to July 2014.  Previously, Ms. Judice was the Tax Department manager at the audit and tax accounting firm of Provost, Salter, Harper & Alford, LLC from June 2011 through May 2013. From January 2011 to June 2011 Ms. Judice was the Interim Controller/Human Resources Manager for Bengal Transportation Services, LLC. Ms. Judice received a Bachelor of Science in Accounting from Louisiana State University, Baton Rouge, Louisiana, has been a Louisiana Certified Public Accountant for over 22 years and member of the AICPA and LCPA.

Board of Directors Committees

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an audit committee or other committee of our Board of Directors.

Currently, our Board of Directors carries out the responsibilities to review and act on various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Neither of the Board members qualifies as an “audit committee financial expert” as defined under SEC rules, though the Company believes that both Mr. Saba and Mr. Jones possess ample financial literacy, experience, and expertise to perform the functions required as members of the Board of Directors and to provide appropriate oversight, scrutiny, and guidance.

The Board also reviews and recommends compensation provided to officers and directors of the Company.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. The Code of Ethics applies to directors and senior officers, including the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company's Code of Ethics is available on the Company’s website at www.gpacademics.com and at no charge, to any security holder who requests such information by contacting the Company.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding the amendment to, or a waiver of, a provision of the Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our executive officers, directors, and owners of 10% or more of our common stock timely filed all required Forms 3, 4, and 5 with the exception of Andrew Honeycutt who filed in an untimely manner a Form 3 disclosing his appointment as a director of the Company and a Form 4 disclosing four transactions; Mack Leath who filed in an untimely manner a Form 3 disclosing his appointment as a director of the Company and a Form 4 disclosing five transactions; Amy Lance who filed in an untimely manner a Form 3 disclosing her appointment as a director of the Company and a Form 4 disclosing two transactions; Maurine Findley who filed in an untimely manner a Form 3 disclosing her appointment as an executive officer and director of the Company; David Saba who filed in an untimely manner a Form 3 disclosing his appointment as an executive officer of the company; Jed Friedrichsen who filed in an untimely manner a Form 3 disclosing his appointment as an executive officer of the Company; and Shenzhen which filed in an untimely manner a Form 3 and a Form 4 disclosing three transactions.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth certain compensation information for the Company’s named executive officers during the fiscal year ended June 30, 2015.  Compensation information is shown for the fiscal year ended June 30, 2015 and twelve-month period ended June 30, 2014.

SUMMARY COMPENSATION TABLE

					Non-Equity
					Incentive	All
				Stock	Plan	Other
Name and	Fiscal	Salary	Bonus	Awards	Compensation	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(g)	(i)	(j)
Maurine Findley	2015	$153,333		$72,000			$225,333
Chief Executive Officer (1)	2014	$53,333		$120,000			$173,333
Brian OliverSmith	2015	$63,077				$154,613	$217,690
Chief Executive Officer (2)
Dave Saba (3)	2015	$160,000		$21,600			$181,600
Chief Operating Officer	2014	$17,500		$131,333			$148,833
Jed Friedrichsen (4)	2015	$160,000		$216,000			$376,000
EVP Research and Thought Leadership
Angelle Judice (5)	2015	$110,417		$144,000			$254,417
Chief Financial Officer
Anthony Richard Marshall (6)	2015	$153,708		$79,000		$13,380	$167,089
Former Chief Development Officer

———————

1.

Ms. Findley became Chief Financial Officer and a director effective March 6, 2014 and was the Company’s Chief Executive Officer from June 2014 through January 2015, when she became Chairman of the Board.  Ms. Findley unexpectedly passed away in May 2015.  Amounts reported in the Stock Awards column for fiscal 2015 represent the grant date fair value of 350,000 shares of restricted common stock granted to Ms. Findley as equity compensation on September 10, 2014 and 150,000 shares of restricted common stock received for her services on the Company’s Board of Directors on September 10, 2014. The grant date fair value was computed in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). For information about the assumptions made in this valuation, refer to Note 2 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. All shares of restricted common stock vested immediately upon grant.

2.

Mr. OliverSmith was appointed Chief Executive Officer on January 28, 2015 and resigned effective as of June 22, 2015. The amounts shown in All Other Compensation represent severance payments paid in fiscal 2015 pursuant to the Severance Agreement entered into between the Company and Mr. OliverSmith in connection with his resignation effective as of June 22, 2015.

3.

Mr. Saba became Chief Operating Officer on July 1, 2015.  He previously acted as the Company’s principal executive officer during the period May 12, 2015 through July 20, 2015.  Amounts reported in the Stock Awards column for fiscal 2015 represent the grant date fair value of 150,000 shares of restricted common stock granted to Mr. Saba for his services on the Company’s Board of Directors on September 10, 2014. The grant date fair value was computed in accordance with ASC Topic 718.  For information about the assumptions made in this valuation, refer to Note 2 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. All shares of restricted common stock vested immediately upon grant.

4.

Mr. Friedrichsen became the Company’s Chief Academic Officer on July 1, 2014, and took the role of Chief Learning Officer in May 2015. In May 2015, in connection with the Company’s management and position restructuring, Mr. Friedrichsen stepped down from these positions and now serves as the EVP Research & Thought Leadership, a non-executive officer position.  Mr. Friedrichsen received 1,350,000 shares of restricted common stock as equity compensation on September 10, 2014, at which time he also received 150,000 shares of restricted common stock for his service on the Company’s Board committee for which he served as a special non-director advisor. Amounts reported in the Stock Awards column for fiscal 2015 represent the grant date fair value of these shares of restricted common stock computed in accordance with ASC Topic 718.  For information about the assumptions made in this valuation, refer to Note 2 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. All shares of restricted common stock vested immediately upon grant.

5.

Ms. Judice became the Chief Financial Officer on July 7, 2014.  Amounts reported in the Stock Awards column for fiscal 2015 represent the grant date fair value of 1,000,000 shares of restricted common stock granted to Ms. Judice as equity compensation on September 10, 2014. The grant date fair value was computed in accordance with ASC Topic 718.  For information about the assumptions made in this valuation, refer to Note 2 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. All shares of restricted common stock vested immediately upon grant.

6.

Mr. Marshall became the Chief Development Officer on July 1, 2014, a position he held until the position was eliminated in connection with the Company’s management and position restructuring in May 2015. Mr. Marshall no longer serves as an employee of the Company.  Amounts reported in the Stock Awards column for fiscal 2015 represent the grant date fair value of 500,000 shares of restricted common stock granted to Mr. Marshall as equity compensation on September 10, 2014 and 38,889 shares of restricted common stock granted to Mr. Marshall on August 19, 2014 for his services as a consultant of the Company during the prior fiscal year. The grant date fair value was computed in accordance with ASC Topic 718.  For information about the assumptions made in this valuation, refer to Note 2 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. All shares of restricted common stock vested immediately upon grant.The amounts shown in All Other Compensation represent unused vacation accrual pay and two weeks of Mr. Marshall’s salary paid to him in connection with the termination of his employment.

Employment Agreements with Executive Officers

Ms. Findley

Pursuant to the terms of the offer received in connection with her appointment as Chief Financial Officer of the Company in March 2014, the Company agreed to pay Ms. Findley a base salary is $160,000 per year, and she was eligible for an additional bonus of $80,000, as well as other compensation as may have been determined by the Board of Directors. The terms of her compensation remained the same upon her appointment as Chief Executive Officer of the Company in January 2015 and terminated upon her resignation.

Mr. OliverSmith

Pursuant to his employment agreement dated as of January 28, 2015 entered into upon his appointment as the Company’s Chief Executive Officer, the Company agreed to pay Mr. OliverSmith  a base salary of $160,000 per year, and Mr. OliverSmith was eligible to receive annual bonuses that could have been awarded at the discretion of the Company's Board of Directors. Additionally, Mr. OliverSmith was eligibility to participate in the Company’s health and other benefit plans on the same terms and conditions as the Company’s other employees.  Mr. OliverSmith’s compensation arrangement was terminated in connection with his resignation effective as of June 22, 2015 and superceded by the Severance Agreement more fully described in Item 1, “Business” of this Annual Report on Form 10-K.

Mr. Saba

Pursuant to the terms of the offer received in connection with his appointment as President of the Company in February 2014, Mr. Saba’s base salary was set at $160,000 per year, and he was eligible for an additional bonus of $80,000, as well as other compensation as may be determined by the Board. The terms of his compensation did not change upon his appointment as the Company’s principal executive officer in May 2015. In connection with his appointment as Chief Operating Officer, effective as of July 20, 2015, Mr. Saba receives an annual salary of $175,000 and will be eligible to participate in the Company’s health and other benefit plans on the same terms and conditions as the Company’s other employees.

Mr. Friedrichsen

Pursuant to a written agreement effective in July 2014, the Company agreed to pay Mr. Friedrichsen's compensation as Chief Academic Officer of $160,000 per year, and he was eligible for annual bonuses that could have been awarded at the discretion of the Company's Board of Directors. Mr. Friedrichsen’s compensation did not change upon his appointment as the Company’s Chief Learning Officer in May 2015  or upon his assumption of the role of EVP Research & Thought Leadership in May 2015.

Ms. Judice

Pursuant to a written agreement effective in July 2014 in connection with her appointment as the Company’s Chief Financial Officer, the Company agreed to pay Ms. Judice compensation of $100,000 per year plus annual bonuses that may be awarded at the discretion of the Company's Board of Directors.  Effective February 1, 2015, the Board increased Ms. Judice’s salary to $125,000 and again effective May 1, 2015 to $150,000 in recognition of her increased responsibilities.

Mr. Marshall

Pursuant to the terms of the offer received in connection with his appointment as Chief Development Officer of the Company in July 2014, the Company paid Mr. Marshall a salary of $155,000 per year. In addition, Mr. Marshall was eligible to receive annual bonuses that could have been awarded at the discretion of the Company's Board of Directors. Mr. Marshall’s oral compensation arrangement was terminated upon the elimination of his position in May 2015.

Director Compensation

The Company’s policy for director compensation generally provides that directors shall receive an annual grant  of 150,000 shares of restricted common stock, which shall vest immediately upon grant.

The following table provides information concerning compensation for the directors who served the Company during the year ended June 30, 2015. Compensation received by Ms. Findley and Mr. Saba for their services as members of the Board during fiscal 2015 are included in the Summary Compensation Table above. Though Mr. OliverSmith and Mr. Jones also served on the Board during fiscal 2015, neither received any compensation for their services as Board members.

During fiscal 2015, several of the Company’s Board members resigned or were removed from service, as follows: (1) Ms. Findley, Ms. Lance and Mr. Leath resigned in January 2015; (2) Mr. Honeycutt resigned in March 2015; and (3) Mr. OliverSmith was removed from the Board in May 2015.

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c) (1)	Option awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Andrew Honeycutt (1)	—	$21,600	—	—	—	—	$21,600
Amy Lance (1)	—	$21,600	—	—	—	—	$21,600
Mack Leath (1)	—	$21,600	—	—	—	—	$21,600

———————

(1)

The amounts reported represent the grant date fair value of 150,000 shares of the Company’s restricted common stock granted to each of the directors reported in the table on September 10, 2014 for their services during fiscal 2015. The grant date fair value was computed in accordance with ASC Topic 718.  For information about the assumptions made in this valuation, refer to Note 2 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. All shares of restricted common stock vested immediately upon grant.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2015, the number of shares of our common stock beneficially owned by (i) any holder of more than five percent, (ii) each of our named executive officers and directors, and (iii) our directors and executive officers as a group. Unless otherwise noted, the business address of each individual listed below is c/o Sibling Group Holdings, Inc., 7380 W. Sand Lake Road, Suite 500; Orlando, Florida  32819, and the persons listed have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The beneficial ownership percentages reflected in the table below are based on 202,509,291 shares of our common stock as of September 30, 2015.

Name of Beneficial Owner	Beneficial Ownership(1)	Percent of Class
Greater than 5% Shareholders
Shenzhen City Qianhai Xinshi Education Management Co., Ltd. (2)	150,000,000	63.3%
Scot Cohen (3)	19,505,676	9.5%
Directors and Officers
Maurine Findley	—	—
David Saba (4)	1,955,930	*
Brian OliverSmith (5)	10,142,910	4.9%
Angelle Judice	1,000,000	*
Jed Friedrichsen	1,500,000	*
Anthony Richard Marshall	1,073,334	*
Robert Todd Jones	—	—
All directors and executive officers as a group (four people)	2,955,930	1.5%

———————

*	Less than 1%
(1)

"Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of September 30, 2015 are deemed outstanding for computing the ownership percentage of the person holding such options, but are not deemed outstanding for computing the ownership percentage of any other person. Restricted stock is included in the beneficial ownership amounts.

(2)

Amount disclosed represents 115,714,286 shares held by Shenzhen as of September 30, 2015 and an additional 34,285,714 shares of common stock that Shenzhen has the ability to acquire upon the exercise of warrants issued pursuant to the Securities Purchase Agreement. On March 6, 2015, Shenzhen filed a Schedule 13D with the SEC.  Shenzhen has its principal address at Room 201, Block A, No. 1 Qianwan Road 1, Qianhai Shenzhen-Hong Kong Cooperation Area, Shenzhen, P.R. China 518000.

(3)

On April 22, 2015, Scott Cohen,  North Haven Equities, LLC and V3 Capital Partners, LLC filed a Schedule 13D with the SEC.  The principal address of each reporting person is 205 East 42nd Street, 16th Floor, New York, New York 10017.  Mr. Cohen is the managing member of North Haven Equities, LLC and V3 Capital Partners, LLC.  The amount disclosed represents 16,427,104 shares held by the reporting person and Mr. Cohen’s A Warrants to purchase 3,078,572 additional shares of common stock issued pursuant to the Securities Purchase Agreement. Pursuant to the Schedule 13G, Mr. Cohen has sole voting power and sole dispositive power over 4,357,144 shares and shared voting power and shared dispositive power over 8,569,961 shares; North Haven Equities, LLC has shared voting power and shared dispositive power over 6,513,552 shares; and V3 Capital Partners, LLC has shared voting power and shared dispositive power over 2,056,409 shares.

(4)	Includes 30,600 shares held by Mr. Saba jointly with his spouse, over which he shares voting and investment power, and 142,000 shares held in his IRA.
(5)

Includes Mr. OliverSmith’s right to an additional 2,673,469 shares of common stock upon conversion of his Series A convertible preferred stock; 2,555,441 shares held by his spouse; and his spouse’s right to additional 2,367,840 shares of common stock upon conversion of her Series A convertible preferred stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

The Board of Directors reviews and approves all transactions between the Company and any related person that are required to be disclosed pursuant to Item 404 of Regulation S-K. “Related person” and “transaction” shall have the meanings given to such terms in Item 404 of Regulation S-K, as amended from time to time. In determining whether to approve or ratify a particular transaction, the Board of Directors will take into account any factors it deems relevant.

During the fiscal year ended June 30, 2015, we had no independent directors on our Board of Directors.  The definition that the Company uses to determine whether a director is independent is NASDAQ Listing Rule 5605(a)(2).

Transactions with Related Parties

On February 1, 2014, the Company completed the acquisition of DWSaba Consulting, LLC, a consulting company owned by Mr. Saba, the Company’s current Chief Operating Officer and former President and principal executive officer. In connection with the acquisition, Mr. Saba was appointed as the Company’s President and a member of the Board. As consideration for the acquisition of DWSaba Consulting, LLC and his appointment to the Company’s Board in February 2014, Mr. Saba received an aggregate of 1,300,000 shares of the Company’s restricted common stock, valued at approximately $160,000 in the aggregate. Prior to his appointment as President of the Company, Mr. Saba provided consulting services to the Company in his capacity as owner of DWSaba Consulting, for which he received 200,000 shares of the Company’s restricted common stock, valued at approximately $23,000, during the Company’s fiscal year ended June 30, 2014.

On January 28, 2015, the Company entered into the Share Exchange Agreement with Urban Planet and its former shareholders. Mr. OliverSmith, the Company’s former Chief Executive Officer, was the President of Urban Planet at the time of the acquisition and was appointed as the Company’s Chief Executive Officer and as a member of the Board according to the terms of the Share Exchange Agreement. In connection with the acquisition, Mr. OliverSmith and his spouse received a total of 5,101,601 shares of the Company’s common stock and Series A convertible preferred stock giving them the rights to an additional 5,041,309 shares of common stock upon conversion.  Upon Mr. OliverSmith’s resignation, effective as of June 22, 2015, the Company paid Mr. OliverSmith $225,000 pursuant to the terms of the Severance Agreement. See Item 1, “Business,” for a discussion of the Share Exchange Agreement and Severance Agreement.

Effective on February 27, 2015, the Company entered into the Securities Purchase Agreement Shenzhen and other Investors, including Mr. Cohen, each of whom are currently holders of more than 5% of the Company’s common stock. Pursuant to the Securities Purchase Agreement, the Investors purchased an aggregate of 53,571,429 Units for an aggregate of $3,250,000.  On April 6, 2015, Shenzhen exercised the A Warrants in full and a portion of the B Warrants resulting in an additional 72,857,143 shares of common stock being issued to Shenzhen in exchange for an aggregate purchase price of $5,526,966. As a result of the exercise of the B Warrants and pursuant to the terms of the B Warrants, the Company issued Shenzhen Additional Warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock. See Item 1, “Business,” for further information about the Securities Purchase Agreement and exercise of the Warrants.

Also effective February 27, 2015, the Company entered into the Advisory Fee Agreement with Mr. Cohen and certain of his affiliates governing the terms of certain services provided by the Advisors in connection with the Securities Purchase Agreement. Pursuant to the terms of the Advisory Fee Agreement, the Advisors received cash, Units, warrants and other rights for services provided. Effective as of September 24, 2015, the Company and the Advisors entered into the Settlement Agreement modifying the payments due under the Advisory Fee Agreement and terminating the Advisory Fee Agreement. See Item 1, “Business,” for a description of the Advisory Fee Agreement and Settlement Agreement.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Liggett, Vogt & Webb P.A. for the fiscal years ended June 30, 2015 and 2014.

	2015	2014

Audit Fees	$50,000	$16,275
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	26,740	—
Total	$76,740	$16,275

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to approval by the Board prior to payment and, if between Board meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.  All of the fees disclosed in the table above were pre-approved by the Board other than those reported in the All Other Fees row.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F – 1 and included on pages F - 2 through F - 25.

	2.

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description
2.1

Securities Exchange Agreement by and among Sibling Entertainment Group Holdings, Inc. NewCo4Education I, LLC and the members of NewCo4Education I, LLC, dated as of December 30, 2010 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011).

2.2

Asset Purchase Agreement, dated May 31, 2013, between the Company, ClassChatter.com LLC and Daniel J. DeLuca (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 27, 2014).

2.3

Asset Purchase Agreement between the Company and the principals of PLC Consultants, LLC, dated July 5, 2013 (Incorporated herein by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 28, 2014).

2.4

Asset Purchase Agreement dated November 25, 2013, between BLSCH Acquisition, LLC and Blendedschools.net (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2014).

2.5

Closing Terms Addendum between BLSCH Acquisition, LLC and BLENDEDSCHOOLS.NET, dated May 30, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2014).

2.6

Asset Purchase Agreement between the Company, DWSaba Consulting LLC and David W. Saba, dated January 31, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014).

2.7

Letter of Intent between Sibling Group Holdings, Inc. and Urban Planet Media & Entertainment Corp., dated as of October 29, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014).

2.8

Share Exchange Agreement by and among the Company and Urban Planet Media & Entertainmente Corp. and its shareholders, dated January 28, 2015 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

3.1

Amended and Restated Certificate of Formation as filed with the Texas Secretary of State on August 15, 2012 and effective as of August 21, 2012 (Incorporated herein by reference to Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

3.2

Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock of Sibling Group Holdings, Inc., dated January 29, 2015 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

3.3	Bylaws of the Company (Incorporated herein by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-SB/A filed with the SEC on April 18, 2000).
4.1	Senior Convertible Promissory Note, dated December 1, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2014).
4.2*

Form of A Warrant issued in connection with the Securities Purchase Agreement among the Company, Shenzhen City Qianhai Xinshi Education Management Co., Ltd; Scot Cohen; and Oakway International Ltd, dated as of February 27, 2015.

4.3*

Form of B Warrant issued in connection with the Securities Purchase Agreement among the Company, Shenzhen City Qianhai Xinshi Education Management Co., Ltd; Scot Cohen; and Oakway International Ltd, dated as of February 27, 2015.

4.4*

Form of Additional Warrant issued in connection with the Securities Purchase Agreement among the Company, Shenzhen City Qianhai Xinshi Education Management Co., Ltd; Scot Cohen; and Oakway International Ltd, dated as of February 27, 2015.

4.5*	Form of Warrant issued in connection with the Securities Purchase Agreement between the Company and Dr. Henry Scherich, dated as of February 27, 2015.
4.6*	Form of Warrant issued in connection with the Advisory Fee Agreement.
10.1

Loan Assignment Agreement by and among Sibling Entertainment Group Holdings, Inc., Sibling Theatricals, Inc., and Debt Resolution, LLC dated as of December 29, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011).

10.2

Form of Conversion Agreement, by and between Sibling Entertainment Group Holdings, Inc. and each holder of 13% Series AA Debentures (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011).

10.3	2012 Sibling Group Holdings, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).
10.4

Securities Purchase Agreement dated December 1, 2014 between the Company and FireRock Capital, Inc.  (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2014).

10.5

Advisory Fee Agreement between the Company and V3 Capital Partners, LLC, dated as of January 18, 2015 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 26, 2015).

10.6

Settlement Agreement and Mutual Release, effective as of September 24, 2015, by and among V3 Capital Partners, LLC, Scot Cohen, Oakway International Ltd., North Haven Equities, LLC, Gaurav Malhotra, Richard Abbe, Jonathan Rudney, Matthew Hull and Kyle Pollack and Sibling Group Holdings, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2015).

10.7

Addendum to Settlement Agreement and Mutual Release, effective as of September 24, 2015, executed by Sibling Group Holdings, Inc., Scot Cohen, Oakway International Ltd. and Oakway International (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2015).

10.8

Securities Purchase Agreement among the Company, Shenzhen City Qianhai Xinshi Education Management Co., Ltd; Scot Cohen; and Oakway International Ltd, dated as of February 27, 2015 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 26, 2015).

10.9

Securities Purchase Agreement between the Company and Dr. Henry Scherich, dated as of February 27, 2015 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 26, 2015).

10.10*	Offer Letter between the Company and Julie Young.
10.11*	Offer Letter between the Company and Angelle Judice.
10.12*	Offer Letter between the Company and Jed Friedrichsen.
10.13

Employment Agreement by and between the Company and Brian A. OliverSmith, dated January 28, 2015 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

10.14*	Severance and Mutual Release Agreement by and between the Company and Brian A. OliverSmith, dated as of June 18, 2015.
14.1	Code of Ethics dated March 1, 2004 (Incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2004).
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. Of 2002.
32.1*	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

———————

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sibling Group Holdings, Inc.

Date: October 23, 2015	By:	/s/ Julie Young
Julie Young, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julie Young	Chief Executive Officer and Director (principal executive officer)	October 23, 2015
Julie Young

/s/ Angelle Judice	Chief Financial Officer (principal financial and accounting officer)	October 23, 2015
Angelle Judice

/s/ David Saba	Chief Operating Officer and Director	October 23, 2015
David Saba

/s/ Robert Todd Jones	Director	October 23, 2015
Robert Todd Jones

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Sibling Group Holdings, Inc.

d/b/a Global Personalized Academics

Orlando, FL

We have audited the accompanying consolidated balance sheets of Sibling Group Holdings, Inc. d/b/a Global Personalized Academics as of June 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity ( deficit), and cash flows for each of the years then ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sibling Group Holdings, Inc. as of June 30, 2015 and 2014 and the results of its operations and its cash flows for each of the years ended June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sibling Group Holdings, Inc. d/b/a Global Personalized Academics will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, which will require the Company to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A
Certified Public Accountants

New York, NY

October 19, 2015

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Consolidated Balance Sheets

	June 30,
	2015	2014

ASSETS

Current assets
Cash	$5,415,744	$27,250
Accounts receivable, net	50,605	77,356
Prepaid expenses	288,075	202,363
Total current assets	5,754,424	306,969

Fixed Assets, net	15,632	—
Intangible assets, net	1,231,295	1,225,461
	1,246,927	1,225,461

Total assets	$7,001,351	$1,532,430

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,852,602	$1,127,649
Accrued liabilities	165,571	231,322
Deferred revenue	645,830	634,643
Line of credit	—	100,000
Short-term notes payable	130,000	37,500
Due to related party	27,367	—
Due to shareholders	36,900	—
Total current liabilities	2,858,270	2,131,114

Commitments and contingencies (Note 10)

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 500,000 authorized; 500,000 and no shares issued and outstanding at June 30, 2015 and 2014	962,000	—
Convertible series common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 202,509,291 and 41,518,251 issued and outstanding at June 30, 2015 and 2014	20,251	4,152
Additional paid-in capital	18,800,182	8,016,481
Accumulated deficit	(15,639,352)	(8,619,317)
Total stockholders' equity (deficit)	4,143,081	(598,684)

Total liabilities and stockholders' equity (deficit)	$7,001,351	$1,532,430

See accompanying notes to audited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Consolidated Statements of Operations

	Year ended June 30,
	2015	2014

Revenues	$2,207,450	$150,146

Cost of goods sold	1,998,856	23,320

Gross profit	208,594	126,826

Operating expenses
General and administrative	3,401,598	373,255
Professional fees	1,783,529	1,489,052
Impairment of UPM assets acquired	1,722,408	—
Total operating expenses	6,907,535	1,862,307

Loss from operations	(6,698,941)	(1,735,481)

Other income (expense)
Other income (expense)	—	(35,073)
Interest income (expense)	(223,864)	(24,679)
Gain on forgiveness of debt	38,832	—
Gain (loss) on derivative	(136,062)	—
Total other income (expense)	(321,094)	(59,752)

Net loss	$(7,020,035)	$(1,795,233)

Net loss per share	$(0.08)	$(0.06)

Weighted average shares outstanding, basic and diluted	86,499,338	29,805,694

See accompanying notes to audited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Consolidated Statement of Stockholders’ Equity (Deficit)

Years Ended June 30, 2014 and 2015

	Series A				Additional
	Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2013	—	$—	19,353,266	$1,937	$6,131,911	$(6,824,084)	$(690,236)
							—
Issuance of common stock notes payable	—	—	307,143	31	34,969	—	35,000
Issuance of common stock for accounts payable	—	—	1,113,276	111	110,476	—	110,587
Issuances of common stock for accrued interest	—	—	117,143	12	13,488	—	13,500
Issuance of common stock for related party payable	—	—	450,000	45	84,863	—	84,908
Issuance of common stock for directors' fees	—	—	1,450,000	145	365,855	—	366,000
Issuances of common stock for services	—	—	15,402,423	1539	1,001,251	—	1,002,790
Issuances of common stock for intangible assets	—	—	1,100,000	109	63,891	—	64,000
Issuances of common stock for cash	—	—	2,225,000	223	209,777	—	210,000

Net loss, year ended June 30, 2014	—	—				(1,795,233)	(1,795,233)

Balance at June 30, 2014	—	$—	41,518,251	$4,152	$8,016,481	$(8,619,317)	$(598,684)

(Continued)

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Consolidated Statement of Stockholders’ Equity (Deficit) (Continued)

Years Ended June 30, 2014 and 2015

	Series A				Additional
	Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2014	—	$—	41,518,251	$4,152	$8,016,481	$(8,619,317)	$(598,684)

Issuance of common stock for services	—	—	6,193,388	619	798,960	—	799,579
Issuance of common stock for Directors'/Board Committee fees	—	—	900,000	90	129,510	—	129,600
Issuances of common stock for compensation	—	—	4,658,000	466	648,394	—	648,860
Issuance of common stock for accounts payable	—	—	120,043	12	15,488	—	15,500
Issuance of common stock for financing and fees	—	—	203,616	20	31,125	—	31,145
Issuances of common stock for cash	—	—	1,428,571	143	99,857	—	100,000
Issuances of common stock for cash, net	—	—	136,947,422	13,695	7,962,214	—	7,975,909
Issuance of equity for UPM acquisition	500,000	962,000	10,500,000	1,050	1,009,050	—	1,972,100
Issuance of common stock for repayment of shareholder loan		—	40,000	4	3,844	—	3,848
Beneficial conversion feature on debt raise	—	—	—	—	85,259	—	85,259

Net loss, year ended June 30, 2015	—	—	—		—	(7,020,035)	(7,020,035)

Balance at June 30, 2015	500,000	$962,000	202,509,291	$20,251	$18,800,182	$(15,639,352)	$4,143,081

See accompanying notes to audited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Consolidated Statements of Cash Flows

	Year ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(7,020,035)	$(1,795,233)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for directors/board committee fees	129,600	458,700
Common stock issued for financing	31,145	—
Common stock issued for services	799,579	908,365
Common stock issued for compensation	648,860	—
Impairment of UPM intangibles	1,722,408	—
Beneficial conversion feature rights	85,259	—
Allowance for doubtful accounts	3,926	—
Depreciation	1,355	—
Amortization of intangibles and debt discount	614,744	84,073
Changes in operating assets and liabilities
Accounts receivable	76,272	44,454
Accounts payable	480,698	369,700
Accrued liabilities	(210,509)	37,256
Deferred revenue	(20,155)	(149,648)
Due to related party	—	25,633
Prepaid expenses	(83,850)	(175,692)
Net cash (used in) operating activities	(2,740,703)	(192,392)

Cash flows from investing activities
Purchase of fixed assets, net	(13,020)	—
Cash acquired from UPM acquisition	29,756	—
Additional investing in intangibles	(28,131)	—
Net cash (used in) operating activities	(11,395)	—

Cash flows from financing activities
Sale of common stock, net	8,075,909	210,000
Due to related party	56,435	—
Due to shareholders	40,748	—
Proceeds of notes payable	250,000	—
Proceeds of short term notes payable	—	5,000
Repayment of convertible note	(275,000)	—
Repayment of notes payable	(7,500)	—
Net cash provided by financing activities	8,140,592	215,000

Net change in cash	$5,388,494	$22,608
Cash, beginning of period	27,250	4,642
Cash, end of period	$5,415,744	$27,250

(Continued)

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Consolidated Statements of Cash Flows (Continued)

	Year ended June 30,
	2015	2014

Supplemental disclosure of cash flow information
Cash paid for interest	$90,617	$486
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash operating and financing activities
Common stock issued for settlement of note payable	$—	$35,000
Common stock issued for settlement of accounts payable	$15,500	$101,587
Common stock issued for settlement of accrued interest payable	$—	$13,500
Common stock issued for prepaid expenses	$—	$1,725
Common stock issued for settlement of related party payable	$3,848	$84,908
Common stock issued for purchase of intangibles	$—	$64,000

See accompanying notes to audited consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Note 1 - Nature of Operations and Basis of Presentation

Organization

Sibling Group Holdings, Inc., d/b/a Global Personalized Academics (the “Company”) was incorporated under the laws of the State of Texas on December 28, 1988, as "Houston Produce Corporation". On June 24, 1997, the Company changed its name to "Net Masters Consultants, Inc." On November 27, 2002, the Company changed its name to "Sona Development Corporation" in an effort to restructure the business image to attract prospective business opportunities. The Company name changed on May 14, 2007 to "Sibling Entertainment Group Holdings, Inc." and on August 15, 2012, the Company name was changed to "Sibling Group Holdings, Inc."  On July 20, 2015, the Company issued a press release announcing its intent to do business under the name of Global Personalized Academics (“GPA”).  The Company is in the process of completing the steps required for the name change to GPA.

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

Blended Schools provides online curriculum with approximately 200 master courses for the K-12 marketplace, all Common Core compatible; a complete hosted course authoring and learning management system environment featuring both Blackboard and Canvas; and the new Language Institute, with online courses in Arabic, Chinese, Spanish, French, Japanese, Latin, Russian, German and Hindi, all oriented to meet today’s ESL requirements.

Urban Planet Media & Entertainment, Corp.

On January 28, 2015, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Urban Planet Media & Entertainment, Corp. (“Urban Planet”) and its shareholders pursuant to which the Company issued 10,500,000 shares of its common stock, $0.0001 par value, and 500,000 shares of its Series A convertible preferred stock to the shareholders of Urban Planet in exchange for all of the issued and outstanding shares of Urban Planet. An additional 2,000,000 shares of common stock was agreed to be issued to key current and past employees and consultants. These shares were issued in May 2015, and expensed in the amount of $192,400, at the then fair value accordingly.

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

On June 16, 2015, the Company concluded that it was necessary to write down the value of the investment in Urban Planet, based on industry information from an independent third party, to two times the revenue reported by Urban Planet for the calendar year 2014, which totaled $249,692. As a result, the Company incurred a non-cash impairment charge in the amount of $1,722,408. The Company’s determination to recognize the impairment charge was based on the expiration of a grant and service agreement that previously contributed to Urban Planet revenues and the Company’s decision to suspend the development of a proposed Urban Planet product. The Company does not expect to incur any material future cash expenditures in connection with the write-down of Urban Planet.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

Shenzhen City Qianhai Xinshi Education Management Co., Ltd.

During the year ended June 30, 2015, the Company received a strategic investment from Shenzhen City Qianhai Xinshi Education Management Co., Ltd., a company based and operating in the People’s Republic of China (“Shenzhen”). The strategic investment was provided to accelerate the Company’s growth and expansion into critical strategic markets around the world, including China.

Effective on February 27, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Shenzhen and certain accredited and institutional investors (together with Shenzhen, the “Investors”). Pursuant to the Securities Purchase Agreement, the Investors purchased an aggregate of 53,571,429 Units (each, a “Unit”) for an aggregate cash raise of $3,250,000. Costs directly attributed to this equity raise aggregated $157,000. Included in the aforementioned were 7,142,857 Units issued in lieu of a $500,000 payment for fees attributed to this equity raise. An additional 4,457,143 shares were issued as payment of fees for this equity raise as well, which were fair valued at $312,000.  Each Unit consists of: (1) a share of the Company’s common stock; (2) a warrant giving each of the Investors the right to purchase one additional share of common stock for each share owned at any time and from time to time for a period of five years at an exercise price of $0.07 per share (each, an “A Warrant”); (3) a warrant giving each of the Investors the right to purchase one additional share of common stock for each share owned at any time and from time to time for a period of one year following the effectiveness of a registration statement covering the resale of the total number of shares of common stock acquired by the Investors in the transaction at an exercise price equal to the five-day volume weighted average price immediately preceding the exercise date (each, a “B Warrant”); and (4) only as part of and in connection with the purchase of the shares underlying the B Warrants (the “B Warrant Shares”), a warrant giving each of the Investors the right to purchase 0.50 shares of common stock for each B Warrant Share purchased by such Investors at any time and from time to time for a period of five years at an exercise price equal to the purchase price of the B Warrant Shares (each, an “Additional Warrant” and together with the A Warrants and the B Warrants, the “Warrants”). The exercise prices of the Warrants may be reduced if the Company issues additional shares of common stock or securities convertible into common stock at a price lower than the Warrant exercise prices for so long as the Warrants remain outstanding. If all shares underlying all Warrants are ultimately issued, the Company will issue an aggregate of 187,500,001 shares of common stock pursuant to the Securities Purchase Agreement for additional proceeds.

On April 6, 2015, Shenzhen exercised the A Warrants in full and a portion of the B Warrants resulting in an additional 72,857,143 shares of common stock being issued to Shenzhen in exchange for an aggregate purchase price of $5,526,966. Pursuant to the terms of the Securities Purchase Agreement, 42,857,143 of the shares received upon issuance of the A Warrants were issued at a price per share of $0.07. The remaining 30,000,000 shares received upon the partial exercise of the B Warrants were issued at a price per share of $0.0842322, which is equivalent to the volume weighted average price for the Company’s common stock for the five trading days preceding April 6, 2015, the date of exercise. Cash costs attributed to this portion of the equity raise was $644,057 and an additional 6,061,707 shares, which were fair valued at $460,084 were issued in lieu of cash fees for this warrant exercise equity raise.

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

Following the exercise of the Warrants, Shenzhen holds 115,714,286 shares of the Company’s common stock, or 57.14% of the Company’s total issued and outstanding shares of common stock as of September 30, 2015.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended June 30, 2015, the Company had a net loss of $7,020,035 and negative cash flow from operations of $2,740,703. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on generating future profitable operations and raising additional capital needed until the Company generates profits. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management has developed new product offerings Internationally as well as focused on increasing sales by hiring seven new sales team members to provide coverage for most of the United States and South America. The Company has also implemented cost reduction programs to reduce discretionary expenses.

(c) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, debt discounts, valuation of intangibles acquired in our acquisition, impairment of intangibles, deferred tax assets, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d) Allowance for Doubtful Accounts

Accounts receivables are recorded at their estimated collectible amounts. Management evaluates the collectability of its receivables periodically, largely based on the historical trends with the customer as well as current financial information available. If it is deemed appropriate an allowance is recorded as an expense in the current period. As of June 30, 2015 and 2014, the Company recorded $3,926, and $0, respectively, in allowance for doubtful accounts.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

(e) Intangibles

Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended June 30, 2015 and 2014, the Company recorded an impairment charge of $1,722,408, and $0, respectively.

(f) Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), ASC 350, “Intangibles — Goodwill and Other”. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization. The Company capitalized internally developed software or content costs of $28,131 and $0, respectively, for the years ended June 30, 2015 and 2014.

(g) Revenue Recognition

The Company typically will receive in full or a large prepayment on account for the use of its Blended School courses for the successive K-12 school year commencing on July 1, as well as smaller prepayments for its Urban Planet Writing Planet contracts. Revenues are amortized ratably over the contract term with the customer, typically over twelve months. Deferred revenues represent customer prepayments on account for the subscribed software and course content.

(h) Income Taxes

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

(i) Financial Instruments

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

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

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

(j) Stock-Based Compensation

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

(k) Loss per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. ASC 260 requires companies that have multiple classes of equity securities to use the “two-class” of “if converted method” in computing earnings per share. The Company computes loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The Company has excluded all common equivalent shares outstanding for warrants to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of June 30, 2015 and 2014, there were common stock equivalents outstanding of 130,582,840 and 0, respectively.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

(l) Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in ASU 2014-15 provide guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU 2014-15 are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

In June 2014, the FASB issued ASU 2014-09 ,“Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. ASU 2014-09, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASC 2014-09 would supersede some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. ASC 2014-09 removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, ASC 2014-09 improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASC 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015 the FASB issued, ASU 2015-14 which defers the effective date of ASU 2014-09 for one year. to be for periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 to determine if there will be any impact on the Company’s results of operations, cash flows or financial condition.

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

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

All other new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

Note 3 – Acquisition Activity

The Company completed the acquisition of two internet properties, ClassChatter.com and ClassChatterLive.com, as of May 31, 2013, (both referred to as “ClassChatter”). Both had been developed by an individual with a background in STEM and Blended Learning educational technology. The websites are expected to become the base modules for a full, end-to-end solution for e-learning through the addition of applications that use the classroom membership such as grade books, behavior monitoring, class interaction and course interaction. The total consideration paid to the seller was the issuance of 319,905 shares of common stock, which had been fair valued at $58,000. The seller has been retained as a consultant and is expected to continue the development on a part-time basis.

During the period ended September 30, 2013, the Company completed the acquisition of the assets and operations of PLC Consultants, LLC (“PLC Consultants”), a business focused on special education training and certification, primarily for education professionals in the K-12 area. The Company issued 300,000 shares of common stock to the seller as consideration, which had been fair valued at $24,000. The Company has retained one of the founders under a consulting agreement, and increased the scope of responsibility to include (1) an expanded special education course library, and (2) a similar library addressing the training needs of teaching professionals in other specialized curriculum.

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

As of May 30, 2014, the Company completed the acquisition of the assets of Blended Schools for a purchase price of $550,000, which included the assumption of $446,187 of Blended Schools’ debt and cash payments totaling $103,813. In addition, the Company agreed to pay certain other debts of Blended Schools as provided for in the asset purchase agreement. Blended Schools provides online curriculum of approximately 200 master courses for the K-12 marketplace, all Common Core compatible; a complete hosted course authoring and learning management system environment featuring both Blackboard and Canvas; and the new Language Institute, with online courses in Arabic, Chinese, Spanish, French, Japanese, Latin, Russian, German and Hindi, all oriented to meet today’s ESL requirements.

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

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

On January 28, 2015, the Company entered into the Share Exchange Agreement with Urban Planet and its shareholders pursuant to which the Company issued up to 10,500,000 shares of its common stock, and 500,000 shares of its Series A convertible preferred stock to the shareholders of Urban Planet in exchange for all of the issued and outstanding shares of Urban Planet. An additional 2,000,000 shares of common stock was agreed to be issued to key current and past employees and consultants. These shares were issued in May 2015 and expensed in the amount of $192,400 at the then fair value accordingly.

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

The Company has written down the value of the investment in Urban Planet using industry information from an independent third-party appraiser to two times revenue reported by Urban Planet for calendar year 2014, or $249,692. The resulting loss of $1,722,408 is reported as “Impairment of UPM assets acquired” in the Consolidated Statements of Operations filed as part of this annual report on Form 10-K.

The consolidated unaudited pro-forma results of operations of the Company as if Urban Planet and Blended Schools had been acquired as of July 1, 2013 are as follows:

	Years ended June 30,
	2015	2014
Revenues	$2,306,607	$889,002

Net Loss	$(7,400,675)	$(2,312,647)

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

Note 4 – Intangible Assets

Intangible assets are comprised of software and content from the following acquisitions:

	June 30,
	2015	2014
ClassChatter	$58,000	$58,000
PLC Consultants	24,000	24,000
DWSaba Consulting	40,000	40,000
Blended Schools	1,187,534	1,187,534
Urban Planet	605,298	0
Total	1,914,832	1,309,534
Less accumulated amortization	(683,537)	(84,073)
Net	$1,231,295	$1,225,461

The intangibles are being amortized over a one to five-year period. The annual amortization for each of the next five years is expected to approximate $337,860, $337,860, $337,860, $217,715 and $0, beginning with June 30, 2016, respectively.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,
	2015	2014
Accrued benefits & payroll taxes	$0	$26,659
Accrued compensation	82,984	68,080
Accrued interest	39,188	22,641
Accrued miscellaneous	43,399	67,581
Accrued professional fees	0	38,361
Liabilities to be settled in stock	0	8,000
	$165,571	$231,322

Note 6 - Short-Term Notes Payable, Due to Shareholders and Due to Related Party

Short term notes payable, due to shareholders and due to related party consists of the following:

	June 30,
	2015	2014
Short term note (a)	$100,000	$7,500
Due to shareholders and related party (b)	64,267	—
Outstanding debenture in default (c)	30,000	30,000
Total short term notes payable due to shareholder and due to related party	$194,267	$37,500

———————

(a)

At June 30, 2015 and 2014 the Company had re-financed its line of credit with a note payable balance of $100,000 and $7,500, respectively. This represents short term notes with annual interest rates ranging from 4.5% to 12%. At June 30, 2015 and June 30, 2014, these notes had accrued interest in the amount of $375 and $516, respectively.

(b)

Advances and loans from shareholders total $36,900 for the Company and $10,009 for Urban Planet.

Due to related party consists of amounts due to Measurement Planet, an Urban Planet joint venture, in the amount of $17,358.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

The Company compensates a related party, under no formal consulting services contract, a consulting fee plus reimbursement of travel expenses on a month-to-month basis. The amount included in accounts payable at year-end is $9,955.

(c)

On December 30, 2010, the Company entered into conversion agreements with all but one of the holders of the Series AA debentures previously issued by the Company and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and 100% of the membership interests of a new, wholly-owned subsidiary of the Company, Debt Resolution, LLC, in full settlement of their debentures, underlying warrants and accrued interest as of that date. The conversion agreements released all claims that 43 of the holders of the debentures had, have, or might have against the Company. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $35,483 and $22,125 as of June 30, 2015 and 2014, respectively, which was in default at June 30, 2015.  Payment in full was made on August 3, 2015 (See Note 11 Subsequent Events).

Note 7 – Convertible Notes Payable

On December 5, 2014, the Company issued an 8% Convertible Promissory Note in the aggregate principal amount of $275,000 (the “Note”) to FireRock Capital, Inc., an unrelated third party. On March 9, 2015, the Company paid off the Note for a total prepayment amount equal to $351,133, which includes the principal amount due ($275,000), a prepayment amount ($68,750) and accrued and unpaid interest at the rate of 8% per annum ($7,383). The Company recorded a beneficial conversion right in the amount of $85,259 attributed to the conversion rights on this debt, amortized ratably over the term of such debt. Upon repayment of the debt, the unamortized portion was expensed in full.

Note 8 - Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Tax Provisions”) (“ASC 740”). Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

The Company had net operating loss carryforwards and temporary timing differences available to offset future taxable income approximating $5.9 million as of June 30, 2015, which expire through 2035. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses and pending temporary timing differences are not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

If the Company had more than a 50% change in ownership over a three year period, then the net operating loss carryforwards are limited as to its use under Internal Revenue Code Section 382. We believe the multiple events over the past few years have triggered Section 382 limitations, but no formal study has been under taken, as the Company has not filed its income tax returns in several years.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

Income tax expenses and effective income tax rates for the years ended June 30, 2015 and 2014 consist of the following:

	Year Ended June 30,
	2015	2014
Current taxes (federal and state benefit)	$(2,667,000)	$(682,000)
Permanent differences	1,287,000	519,000
Valuation allowance	1,380,000	163,000
Effective income tax rate	0%	0%

The effective income tax rate for the years ended June 30, 2015 and 2014 differ from the U.S. Federal statutory income tax rate as follows:

	Year Ended June 30,
	2015	2014
Federal statutory income tax rate	(34%)	(34%)
State income taxes, net of federal benefit	(4%)	(4%)
Permanent differences	18%	29%
Valuation Allowance (benefit)	20%	9%
Effective income tax rate	0%	0%

The Company has not filed its tax returns for several years, hence such years remain open for tax examinations. The Company has issued certain equity instruments to some of its current and past employees and consultants. Such equity instruments value reported maybe subject to review by the relevant tax authorities.

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

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

Common Stock

During the twelve months ended June 30, 2014, the Company issued the following shares of Common Stock:

The Company issued 300,000 shares of common stock for the purchase of intangibles pursuant to an Asset Purchase Agreement between the Company and PLC Consulting. The stock issued was fair valued at $0.24 per share for a total fair value of $24,000.

The Company issued 307,143 shares of common stock for the settlement of notes payable. The stock issued was fair valued at prices ranging from $0.087 to $0.12 for a total value of $35,000.

The Company issued 117,143 shares of common stock for the settlement of accrued interest. The stock issued was fair valued at prices ranging from $0.087 to $0.12 for a total value of $13,500.

The Company issued 450,000 shares of common stock for the settlement of a related party payable. The stock issued was fair valued at $0.188 per share for a total value of $84,908.

The Company issued 950,028 shares of common stock for the settlement of accounts payable. The stock issued was fair valued at prices ranging from $.05 to $.187 for a total value fo $93,587.

The Company issued 10,528,048 shares of common stock pursuant to consulting and services agreements. The stock issued was fair valued at prices ranging from $.03 to $.24 for a total value of $568,458.

The Company issued 800,000 shares of common stock for the purchase of Intangibles pursuant to an Asset Purchase Agreement between the Company and the principals of Saba Consulting, LLC. The stock issued was fair valued at $.05 per share for a total fair value of $40,000.

The Company issued 1,450,000 shares of common stock in accordance with the Company's Board of Directors' compensation policy. These shares issued were fair valued at prices ranging from $.08 to $.10 for a total fair value of $126,000. Included in valuation of services rendered by the Company’s Board of Directors is the amortization of unearned compensation in the amount of $240,000 attributed to 750,000 shares issued in December 2012 for calendar 2013 services.

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

During the year ended June 30, 2015, the Company issued the following shares of Common Stock:

The Company issued 6,193,388 shares of common stock pursuant to consulting and services agreements. The stock issued was fair valued at prices ranging from $.12 to $.18 per share for a total fair value of $799,579.

The Company issued 900,000 shares of common stock in accordance with the Company’s Board of Directors’ compensation policy and for the services of a Board appointed committee. The stock issued was fair valued at $.144 per share for a total fair value of $129,600, which will be expensed quarterly during the year ended June 30, 2015.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

The Company issued 4,658,000 shares of common stock for compensation to officers and employees. The stock issued was fair valued at prices ranging from $.0962 to $.144 per share for a total fair value of $648,860.

The Company issued 120,043 shares of common stock in conversion of outstanding debts. The stock issued was fair valued at prices ranging from $.12 to $0.1298 per share for a total value of $15,500.

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

The Company sold 53,571,429 Units, which consisted of 53,571,429 shares of common stock and 99,000,001 warrants exercisable at varying exercise prices. The stock sold was at $.07 per share for proceeds of $3,250,000. Included in the aforementioned were 7,142,857 Units issued in lieu of a $500,000 payment for fees attributed to this equity raise. An additional 4,457,143 shares were issued as payment of fees for this equity raise as well, which had a fair value at $312,000. There were no stipulations, conditions or requirements under the sale. Exclusive of shares and warrants issued in lieu of fees, the costs of this equity raise were $157,000.

The Company issued 10,500,000 shares of its common stock pursuant to the Share Exchange Agreement with Urban Planet. The stock issued was fair valued at $.0962 per share for a total value of $1,010,100.

The Company issued a total of 72,857,143 shares of its common stock pursuant to the exercise by Shenzhen of certain warrants. The shares issued were at a price per share of $0.07 and $0.0842322 for total proceeds of $5,526,966. There were no stipulations, conditions or requirements under the sale. Exclusive of shares and warrants issued, the cost of this equity raise was $644,057.

The Company issued a total of 6,061,707 shares of its common stock pursuant to an advisory fee agreement with V3 Capital Partners, LLC as a direct result of the warrant exercise. The price per share ranged from $0.07 to $0.0842322 for a total fair value of $460,084 as a cost of the warrant exercise equity raise.

The Company issued 40,000 shares of its common stock for the settlement of amounts due to a shareholder. The stock issued was fair valued at $0.0962 per share for a total value of $3,848; no gain or loss was recorded on this transaction.

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

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

Warrants

Warrant activity for fiscal 2015 is summarized as follows (there were no warrants issued and outstanding during fiscal 2014):

	Year Ended June 30, 2015
	Shares	Weighted Average Exercise Price
Warrants outstanding at beginning of year	0	$0.00
Granted	203,439,983	0.075
Exercised	(72,857,143)	0.076
Cancelled/expired	0	—
Warrants outstanding at end of year	130,582,840	$0.075
Warrants exercisable at end of year	130,582,840	$0.075

Included in the total warrants outstanding are 66,135,419 of warrants yet to be set with an exercise price, as per the terms of such warrants once the related preceding batch of related warrants are exercised, the related next batch of warrants have the exercise price set at the then five-day volume weighted average share price, as further discussed in Note 1 on the investment during the year ended June 30, 2015 by Shenzhen.

The following table presents information relating to warrants outstanding as of June 30, 2015:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.07	41,957,143	$0.07	4.67	41,957,143	$0.07
$0.084	33,918,850	$0.084	4.75	33,918,850	$0.084
$0.10	1,428,571	$0.10	4.67	1,428,571	$0.10
Not priced	53,278,276	Not priced	4.70	53,278,276	Not priced
TOTAL	130,582,840	$0.075	4.70	130,582,840	$0.075

There was no intrinsic value of vested warrants as of June 30, 2015. Any common shares issued as a result of the exercise of warrants would be new common shares issued from our authorized issued shares.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

The Company’s outstanding warrant schedule consists of the following: (See Note 11 – Subsequent Events)

Outstanding Warrants

Holder	Number of Shares	Date Issued	Exercise Term	Exercise Price per Share
Holder 1	1,428,571	2/27/15	5 years	$0.10
Holder 2 - B Warrant	12,857,143	3/6/15	5 years	$0.0842322
Holder 2 - Additional Warrant	21,428,572	3/6/15	5 years	5-day volume weighted average price
Holder 3 - A Warrant	10,714,286	3/6/15	5 years	$0.07
Holder 3 - B Warrant	10,714,286	3/6/15	5 years	5-day volume weighted average price
Holder 3 - Additional Warrant	5,357,143	3/6/15	5 years	5-day volume weighted average price
Holder 3 - Fee Warrant	31,242,857	3/6/15	5 years	$0.07
Holder 3 - Fee B Warrant	4,457,143	3/6/15	5 years	5-day volume weighted average price
Holder 3 - Fee Additional Warrant	2,228,571	3/6/15	5 years	5-day volume weighted average price
Holder 3 - Fee Warrant	21,061,707	4/10/15	5 years	$0.0842322
Holder 3 - Fee B Warrant	6,061,707	4/10/15	5 years	5-day volume weighted average price
Holder 3 - Fee Additional Warrant	3,030,854	4/10/15	5 years	5-day volume weighted average price

Total Outstanding Warrants	130,582,840

Note 10 – Commitments and Contingencies

On December 30, 2014, the Company entered into a one-year consulting agreement whereby the consultant would be paid with 1,600,000 shares of the Company’s common stock and cash payments of $10,000 per month. The Company is currently involved in a dispute regarding cash amounts owed and 1,600,000 shares of the Company’s common stock authorized but not issued under consulting agreements with a vendor and their related entites. The Company maintains the agreements are not enforceable due to non-performance.

The Company rents its office space unit on a month to month basis in Durham, North Carolina. The Company provided a 90-day notice on May 29, 2015 that it would not be renewing the lease. The Company’s obligation ended on August 31, 2015. Rent expense for the years ended June 30, 2015 and June 30, 2014 was $34,869 and $18,000, respectively.

During fiscal 2015, the Company entered into an Advisory Fee Agreement in connection with advisory, due diligence, and financing activities performed by the Advisory in connection with the transaction with Shenzhen.  The Company agreed to pay or issue to the Advisors (i) cash; (ii) Units; (iii) warrants to purchase shares of common stock; and (iv) additional cash and Units in the event any of the Investors exercised SPA Warrants received pursuant to the Securities Purchase Agreement.  The Advisory Fee Agreement ended September 24, 2015 after the Settlement Agreement and Mutual Release, fully described in Note 11 was signed.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

Note 11 – Subsequent Events

On July 17, 2015, the Board of Directors (the “Board”) of Sibling Group Holdings, Inc. (the “Company”) appointed Julie Young as the Company’s Chief Executive Officer, effective July 20, 2015. Ms. Young will serve as the Company’s principal executive officer in this position. As Chief Executive Officer, Ms. Young will be compensated as follows, as set forth in her offer letter dated as of July 17, 2015: (i) an annual salary of $282,000; (ii) the authorization of a grant of 2,000,000 shares of restricted common stock, which will vest immediately upon issuance, as of July 20, 2015; (iii) the right to receive an additional grant of 2,000,000 shares of restricted common stock upon the Company’s achievement of a five-day average share price of $0.15 per share; and (iv) eligibility  to participate in the Company’s health and other benefit plans on the same terms and conditions as the Company’s other employees.  In the event that Ms. Young’s employment is terminated without cause, she resigns for good reason, or she is terminated within 18 months of a change in control, Ms. Young will receive a severance payment equal to one-year’s salary and will be eligible to participate in the Company’s benefit plans for one year from the date of termination.

On August 3, 2015, the Company completed the full payment in connection with the State of New York Judgment on behalf of the outstanding debenture in default.  The total amount paid was $65,904.36, consisting of the original $30,000 debenture and $35,904.36 in accrued interest.

Effective September 24, 2015, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with V3 Capital Partners, LLC, Scot Cohen, Oakway International Ltd., Oakway International and North Haven Equities (together the “V3 Affiliates”) and Guarav Malhotra, Richard Abbe, Jonathan Rudney, Matthew Hull and Kyle Pollack (together, the “Individuals” and together with the V3 Affiliates, the “Advisors) modifying the terms of the advisory fee agreement previously governing an advisory arrangement between the Advisors and the Company in connection with the transactions contemplated by the Securities Purchase Agreement discussed in Note 2 (the “Advisory Agreement”).

As previously disclosed by the Company, pursuant to the Advisory Agreement, the Company agreed to pay or issue to the Advisors (i) cash; (ii) Units; (iii) warrants to purchase shares of common stock; and (iv) additional cash and Units in the event any of the Investors exercised SPA Warrants received pursuant to the Securities Purchase Agreement. Pursuant to the Settlement Agreement, the Advisors and the Company have agreed to modify the payments due to the Advisors under the Advisory Agreement as follows: (i) certain of the V3 Affiliates have agreed to forfeit and cancel all warrants previously issued to them pursuant to the Advisory Agreement and agreed to terminate all further rights to additional shares, warrants or other payments due under the Advisory Agreement; (ii) Mr. Cohen has agreed to (A) forfeit and cancel all warrants issued to him under the Securities Purchase Agreement and Advisory Agreement, other than A Warrants to purchase 3,078,572 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement, which were previously issued to him under the Securities Purchase Agreement, and (B) terminate all further rights to additional shares, warrants or other payments due under the Securities Purchase Agreement or Advisory Agreement; (iii) Oakway International Ltd. has agreed to forfeit and cancel all warrants received under the Advisory Agreement and terminate all further rights to additional shares, warrants or other payments due under the Securities Purchase Agreement or Advisory Agreement in exchange for (A) the right to retain A Warrants to purchase 2,857,143 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement, which were previously issued to it under the Securities Purchase Agreement and (B) receipt of an additional A Warrant to purchase 221,428 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement; (iv) the Individuals will retain the warrants previously issued to them under the Advisory Agreement providing for rights to purchase an aggregate of 3,333,333 shares of common stock upon the same terms and conditions as provided in the Advisory Agreement and agreed to terminate all further rights to additional shares, warrants or other payments due under the Advisory Agreement; and (v) the Company has agreed to pay the Advisors a total of $644,000 within three business days following the date all parties have executed the Settlement Agreement.

Each of the parties to the Settlement Agreement has agreed to waive and release any and all claims relating to the Advisory Agreement and services provided by the Advisors thereunder.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(CONTINUED)

As a result of the Settlement Agreement, the Company has canceled warrants to purchase a total of 85,378,078 shares of common stock, such that the Company’s total outstanding warrants held by all security holders as of September 30, 2015 provide for the rights to purchase an aggregate of 45,204,762 shares of common stock.

On October 12, 2015, the Company entered into a one year contract for office services in Orlando, Florida at a cost of $129 per month.

As of September 30, 2015, the Company’s outstanding warrant schedule consists of the following:

Outstanding Warrants

Holder	Number of Shares	Date Issued	Exercise Term	Exercise Price per Share
Holder 1	1,428,571	2/27/15	5 years	$0.10
Holder 2 - A Warrant	12,857,143	3/6/15	5 years	$0.0842322
Holder 2 - Additional Warrant	21,428,572	3/6/15	5 years	5-day volume weighted average price
Holder 3 - A Warrant	6,157,143	3/6/15	5 years	$0.07
Holder 3 - Fee Warrant	3,333,333	3/6/15	5 years	$0.07

Total Outstanding Warrants	45,204,762

On October 16, 2015, the Company entered into a Conversion of Accounts Payable Agreement with Krevolin & Horst, LLC (“Krevolin & Horst”) to settle approximately $350,000 in fees for legal services rendered to the Company for i) a cash payment of $180,000, which was paid in full on October 19, 2015; ii) the issuance of 170,000 shares of its common stock; and iii) on or before six months from October 16, 2015, a number of shares of its common stock equal to the quotient of $36,000 divided by either (a) the average closing price of the common stock for the 20 trading day period ending April 8, 2016 or (b) $0.05 whiever is bigger.