Form 10-Q
period 2015-09-30
Sibling Group Holdings, Inc.
filed 2015-11-09
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  000-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0270334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7380 W. Sand Lake Road Suite 500; Orlando, FL 32819
(Address of Principal Executive Office) (Zip Code)

(407) 734-1531
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  202,509,291 shares of common stock are outstanding as of October 29, 2015.

i

INTRODUCTORY NOTES

This Quarterly Report on Form 10-Q for Sibling Group Holdings, Inc. (“SIBE” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015 and other periodic reports filed with the Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that SIBE’s actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The information contained in this report, except as specifically dated, is as of September 30, 2015.

ii

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Condensed Consolidated Balance Sheets

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS

Current assets
Cash	$3,374,291	$5,415,744
Accounts receivable, net	164,600	50,605
Prepaid expenses	374,700	288,075
Total current assets	3,913,591	5,754,424

Fixed Assets, net	45,967	15,632
Intangible assets, net	1,271,915	1,231,295
	1,317,882	1,246,927

Total assets	$5,231,473	$7,001,351

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,013,785	$1,852,602
Accrued liabilities	19,525	165,571
Deferred revenue	1,087,468	645,830
Short-term notes payable	100,000	130,000
Due to related party	27,367	27,367
Due to shareholders	36,900	36,900
Total current liabilities	2,285,045	2,858,270

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.0001 par value; 500,000 authorized; 500,000 and no shares issued and outstanding at September 30, 2015 and June 30, 2015.	962,000	962,000
Common stock, $0.0001 par value; 500,000,000 shares authorized; 202,509,291 issued and outstanding at September 30, 2015 and June 30, 2015.	20,251	20,251
Additional paid-in capital	18,800,182	18,800,182
Accumulated deficit	(16,836,005)	(15,639,352)
Total stockholders' equity	2,946,428	4,143,081

Total liabilities and stockholders' equity	$5,231,473	$7,001,351

See accompanying notes to the unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	September 30,
	2015	2014

Revenues	$514,352	$529,760

Cost of goods sold	464,953	201,548

Gross profit	49,399	328,212

Operating expenses
General and administrative	930,445	1,296,027
Professional fees	309,072	370,766
Total operating expenses	1,239,517	1,666,793

Loss from operations	(1,190,118)	(1,338,581)

Other income (expense)
Other income (expense)	—	(129,718)
Interest income (expense)	(6,593)	(16,231)
Gain on debt settlements	58	—
Total other income (expense)	(6,535)	(145,949)

Net loss	$(1,196,653)	$(1,484,530)

Net loss per share – basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding, basic and diluted	202,509,291	43,175,842

See accompanying notes to the unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,196,653)	$(1,484,530)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for directors/board committee fees	—	32,400
Common stock issued for services	—	210,400
Common stock issued for compensation	—	604,800
Depreciation	5,116	—
Amortization of intangibles and debt discount	93,055	129,718
Changes in operating assets and liabilities
Accounts receivable	(113,995)	(258,222)
Accounts payable	(838,817)	208,149
Accrued liabilities	(146,046)	(78,212)
Deferred revenue	441,638	724,359
Prepaid expenses	(86,625)	(4,812)
Net cash provided by (used in) operating activities	(1,842,327)	84,050

Cash flows from investing activities
Purchase of fixed assets	(35,451)	—
Additional investing in intangibles	(133,675)
Net cash (used in) operating activities	(169,126)	—

Cash flows from financing activities
Repayment of notes payable	(30,000)	—
Net cash (used in) financing activities	(30,000)	—

Net change in cash	$(2,041,453)	$84,050
Cash, beginning of period	5,415,744	27,250
Cash, end of period	$3,374,291	$111,300

Supplemental disclosure of cash flow information
Cash paid for interest	$3,264	$1,275
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash operating and financing activities
Common stock issued for settlement of accounts payable	$—	$1,000

See accompanying notes to the unaudited condensed financial statements.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 1 - Nature of Operations and Basis of Presentation

Organization

Sibling Group Holdings, Inc., d/b/a Global Personalized Academics (the “Company”), was incorporated under the laws of the State of Texas on December 28, 1988, as "Houston Produce Corporation". On June 24, 1997, the Company changed its name to "Net Masters Consultants, Inc." On November 27, 2002, the Company changed its name to "Sona Development Corporation" in an effort to restructure the business image to attract prospective business opportunities. The Company name changed on May 14, 2007 to "Sibling Entertainment Group Holdings, Inc." and on August 15, 2012, the Company name was changed to "Sibling Group Holdings, Inc."  On July 20, 2015, the Company issued a press release announcing its intent to do business under the name of Global Personalized Academics (“GPA”).  The Company is in the process of completing the steps required for the name change to GPA.

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

Urban Planet Media & Entertainment, Corp.

On January 28, 2015, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Urban Planet Media & Entertainment, Corp. (“Urban Planet”) and its shareholders pursuant to which the Company issued 10,500,000 shares of its common stock, $0.0001 par value, and 500,000 shares of its Series A convertible preferred stock to the shareholders of Urban Planet in exchange for all of the issued and outstanding shares of Urban Planet. An additional 2,000,000 shares of common stock were agreed to be issued to key current and past employees and consultants. These shares were issued in May 2015, and expensed in the amount of $192,400, at the then fair value accordingly.

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

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. During 2014, the Company changed its fiscal financial reporting year end from December 31 to be June 30, which represents the operating year ends of Blended Schools and Urban Planet.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the quarter ended September 30, 2015, the Company had a net loss of $1,196,653 and negative cash flow from operations of $1,842,327. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on generating future profitable operations and raising additional capital needed until the Company generates profits. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management has developed new product offerings internationally as well as focused on increasing sales by hiring seven new sales team members to provide coverage for most of the United States and South America. The Company has also implemented cost reduction programs to reduce discretionary expenses.

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

(d) Allowance for Doubtful Accounts

Accounts receivables are recorded at their estimated collectible amounts. Management evaluates the collectability of its receivables periodically, largely based on the historical trends with the customer as well as current financial information available. If it is deemed appropriate, an allowance is recorded as an expense in the current period. As of September 30, 2015 and June 30, 2015, the Company recorded $3,926, and $3,926, respectively, in allowance for doubtful accounts.

(e) Intangibles

Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the quarter ended September 30, 2015 and the year ended June 30, 2015, the Company recorded an impairment charge of $0 and $1,722,408, respectively.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(f) Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization. The Company capitalized internally developed software or content costs of $0 and $28,131, respectively, for the quarter ended September 30, 2015 and year ended June 30, 2015.

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

Certain assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with FASB ASC Topic 820-10-05, “Fair Value Measurements” (“Topic 820-10-05”). Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(j) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and/or market price of conversion shares, and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions, including volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience. Further, if the extent of the Company’s actual forfeiture rate is different from the estimate, then the stock-based compensation expense is adjusted accordingly.

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

(k) Loss per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. ASC 260 requires companies that have multiple classes of equity securities to use the “two-class” of “if converted method” in computing earnings per share. The Company computes loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The Company has excluded all common equivalent shares outstanding for warrants to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2015 and June 30, 2015, there were common stock equivalents outstanding of 45,204,762 and 130,582,840, respectively.

(l) Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in ASU 2014-15 provide guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU 2014-15 are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

In June 2014, the FASB issued ASU 2014-09,“Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. ASU 2014-09, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASC 2014-09 would supersede some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. ASC 2014-09 removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, ASC 2014-09 improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASC 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09, for one year, to be effective for periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 to determine if there will be any impact on the Company’s results of operations, cash flows or financial condition.

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

Note 3 – Acquisition Activity

On January 28, 2015, the Company entered into the Share Exchange Agreement with Urban Planet and its shareholders pursuant to which the Company issued up to 10,500,000 shares of its common stock, and 500,000 shares of its Series A convertible preferred stock to the shareholders of Urban Planet in exchange for all of the issued and outstanding shares of Urban Planet. An additional 2,000,000 shares of common stock were agreed to be issued to key current and past employees and consultants. These shares were issued in May 2015 and expensed in the amount of $192,400 at the then fair value accordingly.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The Company has written down the value of the investment in Urban Planet using industry information from an independent third-party appraiser to two times revenue reported by Urban Planet for calendar year 2014, or $249,692. The resulting loss of $1,722,408 was reported as “Impairment of UPM assets acquired” in the consolidated statements of operations filed as part of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

The consolidated unaudited pro-forma results of operations of the Company as if Urban Planet and Blended Schools had been acquired as of July 1, 2014 are as follows:

	Three months ended September 30,
	2015	2014
Revenues	$514,352	$582,330

Net Loss	$(1,196,654)	$(1,519,412)

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 4 – Intangible Assets

Intangible assets are comprised of software and content from the following acquisitions as well as the costs to upgrade the quality of the videos in the course content:

	September 30, 2015	June 30, 2015
ClassChatter	$58,000	$58,000
PLC Consultants	24,000	24,000
DWSaba Consulting	40,000	40,000
Blended Schools	1,187,534	1,187,534
Urban Planet	368,415	605,298
Video Project	156,000	0
Total	1,833,949	1,914,832
Less accumulated amortization	(562,034)	(683,537)
Net	$1,271,915	$1,231,295

The intangibles are being amortized over a one to five-year period. The annual amortization for each of the next five years is expected to approximate $337,860, $337,860, $337,860, $217,715 and $0, beginning with June 30, 2016, respectively.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2015	June 30, 2015
Accrued compensation	$0	$82,984
Accrued interest	375	39,188
Accrued miscellaneous	19,150	43,399
	$19,525	$165,571

Note 6 - Short-Term Notes Payable, Due to Shareholders and Due to Related Party

Short term notes payable, due to shareholders and due to related party consists of the following:

	September 30, 2015	June 30, 2015
Short term note (a)	$100,000	$100,000
Due to shareholders and related party (b)	64,267	64,267
Outstanding debenture in default (c)	0	30,000
Total short term notes payable due to shareholder and due to related party	$164,267	$194,267

———————

(a)

At June 30, 2015, the Company re-financed its line of credit with a note payable balance of $100,000. This represents a short term note with an annual interest rate of 4.5%. At September 30, 2015 and June 30, 2015, the note had accrued interest in the amount of $375 and $375, respectively.

(b)

Advances and loans from shareholders total $36,900 for the Company and $10,009 for Urban Planet.

Due to related party consists of amounts due to Measurement Planet, an Urban Planet joint venture, in the amount of $17,358.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(c)

On December 30, 2010, the Company entered into conversion agreements with all but one of the holders of the Series AA debentures previously issued by the Company and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock and 100% of the membership interests of a new, wholly-owned subsidiary of the Company, Debt Resolution, LLC, in full settlement of their debentures, underlying warrants and accrued interest as of that date. The conversion agreements released all claims that 43 of the holders of the debentures had, have, or might have against the Company. Following this transaction, the Company now has a debenture balance of $30,000 and accrued interest of $35,483 and $22,125 as of June 30, 2015 and 2014, respectively, which was in default at June 30, 2015.  Payment in full was made on August 3, 2015.

The Company compensates a related party, under no formal consulting services contract, a consulting fee plus reimbursement of travel expenses on a month-to-month basis. The amount paid for the quarter ending September 30, 2015 was $54,000.  The amount included in accounts payable at September 30, 2015 is $0.

Note 7 - Capital Stock

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

Common Stock

During the three months ended September 30, 2015, the Company issued no shares of common stock.

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

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The Company sold 1,428,571 units, which consisted of 1,428,571 shares of common stock and 1,428,571 warrants exercisable at $0.10 a share. The stock sold was at $.07 per share for proceeds of $100,000. There were no stipulations, conditions or requirements under the sale.

The Company sold 53,571,429 Units, which consisted of 53,571,429 shares of common stock and 99,000,001 warrants exercisable at varying exercise prices. The stock sold was at $.07 per share for proceeds of $3,250,000. Included in the aforementioned were 7,142,857 Units issued in lieu of a $500,000 payment for fees attributed to this equity raise. An additional 4,457,143 shares were issued as payment of fees for this equity raise as well, which had a fair value at $312,000. There were no stipulations, conditions or requirements under the sale. Exclusive of shares and warrants issued in lieu of fees, the cost of this equity raise was $157,000.

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

The Company issued 40,000 shares of its common stock for the settlement of amounts due to a shareholder. The stock issued was fair valued at $0.0962 per share for a total value of $3,848.  No gain or loss was recorded on this transaction.

Preferred Stock

During the three months ended September 30, 2015, the Company issued no shares of Preferred Stock.

During the year ended June 30, 2015, the Company issued the following shares of Preferred Stock:

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

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Warrants

Warrant activity as of September 30, 2015 and the year ended June 30, 2015 is summarized as follows:

	Fifteen months ended September 30, 2015
	Shares	Weighted Average Exercise Price
Warrants outstanding at July 1, 2014	0	$0.0
Granted	203,439,983	0.075
Exercised	(72,857,143)	0.076
Cancelled/expired	0	—
Warrants outstanding at June 30, 2015	130,582,840	$0.075
Granted	0	0
Exercised	0	0
Cancelled/expired	(85,378,078)	**
Warrants outstanding at September 30, 2015	45,204,762	$0.075

Warrants exercisable at September 30, 2015	45,204,762	$0.075

———————

**

The cancelled warrants include 27,742,928 warrants that did not have a set exercise price, and were to be set at the five-day volume weighted average price immediately preceding the exercise date of such warrants.  As such, no weighted average price is available.

The total warrants outstanding at September 30, 2015 include 21,428,572 warrants that do not yet have a set exercise price, as per the terms of such warrants, the exercise price shall be the five-day volume weighted average price immediately preceding the exercise date of such warrants. See the discussion of the Securities Purchase Agreement in Note 1.

Note 8 – Commitments and Contingencies

On December 30, 2014, the Company entered into a one-year consulting agreement whereby the consultant would be paid with 1,600,000 shares of the Company’s common stock and cash payments of $10,000 per month. The Company is currently involved in a dispute regarding cash and share amounts owed. The Company maintains the agreements are not enforceable due to non-performance.

On July 17, 2015, the Board of Directors of the Company appointed Julie Young as the Company’s Chief Executive Officer, effective July 20, 2015. Ms. Young will serve as the Company’s principal executive officer in this position. As Chief Executive Officer, Ms. Young will be compensated as follows, as set forth in her offer letter dated as of July 17, 2015: (i) an annual salary of $282,000; (ii) the authorization of a grant of 2,000,000 shares of restricted common stock, which will vest immediately upon issuance; (iii) the right to receive an additional grant of 2,000,000 shares of restricted common stock upon the Company’s achievement of a five-day average share price of $0.15 per share; and (iv) eligibility to participate in the Company’s health and other benefit plans on the same terms and conditions as the Company’s other employees. In the event that Ms. Young’s employment is terminated without cause, she resigns for good reason, or she is terminated within 18 months of a change in control, Ms. Young will receive a severance payment equal to one-year’s salary and will be eligible to participate in the Company’s benefit plans for one year from the date of termination.

On July 21, 2015, the Company entered into a Video Production Agreement with Coolfire Studios, LLC to produce 3,500 academic instruction videos. The per video cost is $530, with various payments scheduled over a one-year period.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Effective February 2015, the Company entered into an Advisory Fee Agreement (the “Advisory Agreement”) with V3 Capital Partners, LLC pursuant to which V3 Capital Partners, LLC and certain of its affiliates (the “Advisors”) provided advisory, due diligence and financing activities performed by the advisors in connection with the transactions contemplated by the Securities Purchase Agreement. Pursuant to the Advisory Agreement, the Company agreed to pay or issue to the Advisors (i) cash; (ii) Units; (iii) warrants to purchase shares of common stock; and (iv) additional cash and Units in the event any of the Investors exercised Warrants received pursuant to the Securities Purchase Agreement.

Effective September 24, 2015, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with V3 Capital Partners, LLC, Scot Cohen, Oakway International Ltd., Oakway International and North Haven Equities (together the “V3 Affiliates”) and Guarav Malhotra, Richard Abbe, Jonathan Rudney, Matthew Hull and Kyle Pollack (together, the “Individuals” and together with the V3 Affiliates, the “Advisors) modifying the terms of the Advisory Agreement as follows: (i) certain of the V3 Affiliates have agreed to forfeit and cancel all warrants previously issued to them pursuant to the Advisory Agreement and agreed to terminate all further rights to additional shares, warrants or other payments due under the Advisory Agreement; (ii) Mr. Cohen has agreed to (A) forfeit and cancel all warrants issued to him under the Securities Purchase Agreement and Advisory Agreement, other than A Warrants to purchase 3,078,572 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement, which were previously issued to him under the Securities Purchase Agreement, and (B) terminate all further rights to additional shares, warrants or other payments due under the Securities Purchase Agreement or Advisory Agreement; (iii) Oakway International Ltd. has agreed to forfeit and cancel all warrants received under the Advisory Agreement and terminate all further rights to additional shares, warrants or other payments due under the Securities Purchase Agreement or Advisory Agreement in exchange for (A) the right to retain A Warrants to purchase 2,857,143 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement, which were previously issued to it under the Securities Purchase Agreement and (B) receipt of an additional A Warrant to purchase 221,428 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement; (iv) the Individuals will retain the warrants previously issued to them under the Advisory Agreement providing for rights to purchase an aggregate of 3,333,333 shares of common stock upon the same terms and conditions as provided in the Advisory Agreement and agreed to terminate all further rights to additional shares, warrants or other payments due under the Advisory Agreement; and (v) the Company agreed to pay the Advisors a total of $644,000.

Each of the parties to the Settlement Agreement has agreed to waive and release any and all claims relating to the Advisory Agreement and services provided by the Advisors thereunder.

As a result of the Settlement Agreement, the Company cancelled warrants to purchase a total of 85,378,078 shares of common stock, such that the Company’s total outstanding warrants held by all security holders as of September 30, 2015 provide for the rights to purchase an aggregate of 45,204,762 shares of common stock.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 9 – Subsequent Events

On October 12, 2015, the Company entered into a one-year contract for office services in Orlando, Florida at a cost of $129 per month.

On October 16, 2015, the Company entered into a Conversion of Accounts Payable Agreement with Krevolin & Horst, LLC (“Krevolin & Horst”) to settle approximately $350,000 in fees for legal services rendered to the Company for (1) a cash payment of $180,000, which was paid in full on October 19, 2015; (2) the issuance of 170,000 shares of its common stock; and (3) on or before six months from October 16, 2015, a number of shares of its common stock equal to the quotient of $36,000 divided by either (a) the average closing price of the common stock for the 20 trading day period ending April 8, 2016 or (b) $0.05, whichever is greater.

On November 3, 2015, the Company’s Board of Directors appointed Mr. Michael Horn and Mr. David Dai to serve on the Company’s Board of Directors, each to serve to serve until the next annual meeting of the Company’s stockholders or until his successor is duly elected and qualified.

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

Overview

The Company, which does business as Global Personalized Academics (“GPA”), is an innovative education company that provides virtual and classroom learning to help students across the globe transform the way they learn. GPA aims to take online learning to the next level with the latest technologies and education practices to help students reach their full potential.

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

The Company is not dependent on one or a few major clients, and no client accounts for 10% of our revenues.

The Company is a Texas corporation incorporated on December 28, 1988.

Recent Developments

Recent Acquisitions

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

Advisory Fee Agreement

During fiscal 2015, the Company entered into an Advisory Fee Agreement (the “Advisory Fee Agreement”) with V3 Capital Partners, LLC and certain of its affiliates (the “Advisor”) in connection with advisory, due diligence and financing activities performed by the Advisor in connection with the transaction with Shenzhen pursuant to the Securities Purchase Agreement.  Pursuant to the Advisory Fee Agreement, the Company paid or issued to Advisor: (1) a cash payment of $57,000; (2) $312,000 of Units on the same terms and conditions as those issued in connection with the Shenzhen transaction; and (3) a warrant giving the Advisor the right to purchase up to an aggregate of 26,785,714 shares of common stock at any time and from time to time for a period of five years at an exercise price of $0.07 per share.  Additionally, the Company agreed to pay Advisor a pro rata portion of the advisory fees detailed above in (1) and (2) on a similar percentage basis as the above fees upon exercise of any A Warrant, B Warrant or Additional Warrant and the fees described in clause (3) on a similar percentage basis as the above fee on the exercise of the B Warrant.  The Company also agreed to pay $100,000 of Shenzhen’s and Advisor’s legal and due diligence expenses.

Effective as of September 24, 2015, the Company entered into a Settlement Agreement and Mutual Release, and Addendum to Settlement Agreement and Mutual Release (the “Addendum,” and together, the “Settlement Agreement”), with the Advisors V3 Capital Partners, LLC, Scot Cohen, Oakway International Ltd., Oakway International and North Haven Equities, LLC (together, the “V3 Affiliates”) and Gaurav Malhotra, Richard Abbe, Jonathan Rudney, Matthew Hull and Kyle Pollack (together, the “Individuals” and together with the V3 Affiliates, the “Advisors”) modifying the terms of the Advisory Fee Agreement. Pursuant to the Settlement Agreement, the Advisors and the Company agreed to modify the payments due to the Advisors under the Advisory Fee Agreement as follows: (1) certain of the V3 Affiliates have agreed to forfeit and cancel all warrants previously issued to them pursuant to the Advisory Fee Agreement and agreed to terminate all further rights to additional shares, warrants or other payments due under the Advisory Fee Agreement; (2) Mr. Cohen has agreed to (A) forfeit and cancel all warrants issued to him under the Securities Purchase Agreement and Advisory Fee Agreement, other than A Warrants to purchase 3,078,572 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement, which were previously issued to him under the Securities Purchase Agreement, and (B) terminate all further rights to additional shares, warrants or other payments due under the Securities Purchase Agreement or Advisory Fee Agreement; (3) Oakway International Ltd. has agreed to forfeit and cancel all warrants received under the Advisory Fee Agreement and terminate all further rights to additional shares, warrants or other payments due under the Securities Purchase Agreement or Advisory Fee Agreement in exchange for (A) the right to retain A Warrants to purchase 2,857,143 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement, which were previously issued to it under the Securities Purchase Agreement and (B) receipt of an additional A Warrant to purchase 221,428 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement; (4) the Individuals will retain the warrants previously issued to them under the Advisory Fee Agreement providing for rights to purchase an aggregate of 3,333,333 shares of common stock upon the same terms and conditions as provided in the Advisory Fee Agreement and agreed to terminate all further rights to additional shares, warrants or other payments due under the Advisory Fee Agreement; and (5) the Company agreed to pay the Advisors a total of $644,000. Each of the parties to the Settlement Agreement has agreed to waive and release any and all claims relating to the Advisory Fee Agreement and services provided by the Advisors thereunder.

As a result of the Settlement Agreement, the Company canceled warrants to purchase a total of 85,378,078 shares of common stock, such that the Company’s total outstanding warrants held by all security holders as of September 30, 2015 provide for the rights to purchase an aggregate of 45,204,762 shares of common stock.

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

The Company is working to leverage local partnerships in countries where there is significant demand for U.S. K-12 content to provide products to the rapidly growing market of international students.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

During the three-month period ended September 30, 2015, we recorded revenue of $514,352, primarily from the Blended Schools division, acquired in 2014, as compared to $529,760 in revenue for the three months ended September 30, 2014. Total operating expenses for the three-month period ended September 30, 2015 were $1,239,517, consisting of salaries of our management and staff, consulting expenses and professional fees. This is compared to total operating expenses for the three-month period ended September 30, 2014 of $1,666,793, consisting of salaries of our management and staff, consulting expenses and professional fees.

Interest expense on our existing debt for the three-month periods ended September 30, 2015 and 2014 was $6,593 and $16,231, respectively. Amortization of intangibles and debt discount amounted to $93,055 and $129,718 for the three months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $1,628,546 and $3,374,291 in cash as of September 30, 2015, compared to working capital of $2,896,154 and $5,415,744 in cash as of June 30, 2015.

Net cash used by operating activities was $1,842,328 for the three months ended September 30, 2015, compared to net cash provided by operating activities of $84,050 for the three months ended September 30, 2014.  The increase of $1,926,377 of cash used by operating activities for the quarter was primarily a result of payments made on obligations, including debt settlements versus reduced cash collections of accounts receivable.

We had capital expenditures of $35,451 for the purchase of laptops for new management and staff members for the three months ended September 30, 2015, as well as a net outlay of $133,675 for intangibles for the video production project to enhance our course content.  We have no plans for the purchase of real property in the foreseeable future.

On August 3, 2015, the Company paid a total of $65,904 in full satisfaction of the one remaining outstanding Series AA debenture, which was in default at June 30, 2015, consisting of the principal amount due of $30,000 and accrued interest.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are summarized in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015. In the first three months of fiscal 2016, there were no changes to the significant accounting policies.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management, together with our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2015. Based on their evaluation, the principal executive officer and principal financial officer concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2015.

Material Weaknesses

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2015, we identified the following material weaknesses in our internal control over financial reporting: (1) lack of sufficient resources to ensure compliance with U.S. generally accepted accounting principles and the rules and regulations of the SEC, especially with regards to equity-based transactions and tax accounting expertise; and (2) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. The control deficiencies noted did not result in any audit adjustments to the Company’s 2015 financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015, which could materially affect our business, financial condition and future results.  Except as set forth below, there have been no material changes to these risk factors as described in the Annual Report.

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

For the year ended June 30, 2015, our management team, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls and determined that our internal control over financial reporting was not effective. At September 30, 2015, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in our internal control over financial reporting that continue to exist. Until we have been able to complete and test the effectiveness of the remediation of our internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued no shares of its common stock during the quarter ended September 30, 2015 in unregistered transactions.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.

OTHER INFORMATION.

(a)  On July 21, 2015, the Company entered into a Video Production Agreement with Coolfire Studios, LLC (“Coolfire”) to produce 3,500 academic instruction videos at a cost of $530 per video, with various payments scheduled over a one-year period. The Company had the option to opt-out of this agreement until September 25, 2015, at which time it became a definitive agreement, obligating the Company to pay a total of $1.86 million over the course of one year. Pursuant to the terms of the agreement, Coolfire is responsible for obtaining all necessary licenses and production materials and staff necessary to produce the videos. The Agreement will terminate on July 31, 2016, unless earlier terminated by either party as a result of the other party’s breach, as provided in the agreement.

(b)  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

ITEM 6.

EXHIBITS

Exhibit No.	Description of Exhibit

10.1

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

10.2

Addendum to Settlement Agreement and Mutual Release, effective as of September 24, 2015, executed by Sibling Group Holdings, Inc., Scot Cohen, Oakway International Ltd. and Oakway International (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2015).

10.3

Offer Letter between Sibling Group Holdings, Inc. and Julie Young (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on October 23, 2015).

10.4*	Video Production Agreement, dated as of July 21, 2015, between Sibling Group Holdings, Inc. and Coolfire Studios, LLC.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

———————

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sibling Group Holdings, Inc.

Dated: November 9, 2015	By:	/s/ Julie Young
Julie Young
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2015	By:	/s/ Angelle Judice
Angelle Judice
Chief Financial Officer
(Principal Financial and Accounting Officer)