Form 10-Q
period 2015-12-31
Sibling Group Holdings, Inc.
filed 2016-02-22
CIK 1099728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2015.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number:  000-28311

SIBLING GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0270334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  202,509,291 shares of common stock are outstanding as of February 15, 2016.

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

The information contained in this report, except as specifically dated, is as of December 31, 2015.

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Condensed Consolidated Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS

Current assets
Cash	$1,009,792	$5,415,744
Accounts receivable, net	31,296	50,605
Prepaid expenses	572,637	288,075
Total current assets	1,613,725	5,754,424

Fixed Assets, net	46,539	15,632
Intangible assets, net	1,420,361	1,231,295
	1,466,900	1,246,927

Total assets	$3,080,625	$7,001,351

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$506,023	$1,852,602
Accrued liabilities	21,207	165,571
Deferred revenue	737,503	645,830
Short-term notes payable	—	130,000
Due to related party	27,367	27,367
Due to shareholders	36,900	36,900
Total current liabilities	1,329,000	2,858,270

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.0001 par value; 500,000 authorized; 500,000 issued and outstanding at December 31, 2015 and June 30, 2015.	962,000	962,000
Common stock, $0.0001 par value; 500,000,000 shares authorized; 202,509,291 issued and outstanding at December 31, 2015 and June 30, 2015.	20,251	20,251
Additional paid-in capital	18,800,182	18,800,182
Accumulated deficit	(18,030,808)	(15,639,352)
Total stockholders' equity	1,751,625	4,143,081

Total liabilities and stockholders' equity	$3,080,625	$7,001,351

See accompanying notes to the unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	December 31, 2015		December 31, 2015
	2015	2014	2015	2014

Revenues	$494,544	$570,374	$1,008,896	$1,100,134

Cost of goods sold	583,338	207,556	1,048,291	409,104

Gross profit (loss)	(88,794)	362,818	(39,395)	691,030

Operating expenses
General and administrative	965,346	580,877	1,895,791	1,876,904
Professional fees	268,097	513,806	577,169	884,572
Total operating expenses	1,233,443	1,094,683	2,472,960	2,761,476

Loss from operations	(1,322,237)	(731,865)	(2,512,355)	(2,070,446)

Other income (expense)
Other (expense)	—	(129,719)	—	(259,437)
Interest income (expense)	(1,580)	(78,952)	(8,174)	(95,183)
Loss on derivative	—	(151,171)	—	(151,171)
Gain on debt settlements	129,015	—	129,073
Total other income (expense)	127,435	(359,842)	120,899	(505,791)

Net loss	$(1,194,802)	$(1,091,707)	$(2,391,456)	$(2,576,237)

Net loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.06)

Weighted average shares outstanding, basic and diluted	202,509,291	49,096,886	202,509,291	46,136,364

See accompanying notes to the unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(2,391,456)	$(2,576,237)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for directors/board committee fees	—	64,800
Common stock issued for services	—	597,487
Common stock issued for compensation	—	604,800
Depreciation	5,952	—
Amortization of intangibles and debt discount	186,109	276,754
Changes in operating assets and liabilities
Accounts receivable	19,309	(18,917)
Accounts payable	(1,346,580)	509,419
Accrued liabilities	(144,365)	(22,395)
Deferred revenue	91,673	238,030
Prepaid expenses	(284,562)	(110,058)
Derivative liability	—	151,171
Due to related parties	—	10,000
Net cash (used in) operating activities	(3,863,920)	(275,146)

Cash flows from investing activities
Purchase of fixed assets	(36,857)	—
Additional investing in intangibles	(375,175)	—
Net cash (used in) operating activities	(412,032)	—

Cash flows from financing activities
Repayment of notes payable	(130,000)	—
Repayment of line of credit	—	(100,000)
Proceeds of short term notes payable	—	100,000
Proceeds of notes payable	—	250,000
Net cash provided by (used in) financing activities	(130,000)	250,000

Net change in cash	$(4,405,952)	$(25,146)
Cash, beginning of period	5,415,744	27,250
Cash, end of period	$1,009,792	$2,104

Supplemental disclosure of cash flow information
Cash paid for interest	$8,227	$15,774
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash operating and financing activities
Common stock issued for settlement of accounts payable	$—	$1,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND JUNE 30, 2015

Note 1 - Nature of Operations and Liquidity

Organization

Sibling Group Holdings, Inc., d/b/a Global Personalized Academics (the “Company”), was incorporated under the laws of the State of Texas on December 28, 1988, as "Houston Produce Corporation". On June 24, 1997, the Company changed its name to "Net Masters Consultants, Inc." On November 27, 2002, the Company changed its name to "Sona Development Corporation" in an effort to restructure the business image to attract prospective business opportunities. The Company name changed on May 14, 2007 to "Sibling Entertainment Group Holdings, Inc." and on August 15, 2012, the Company name was changed to "Sibling Group Holdings, Inc."  On July 20, 2015, the Company issued a press release announcing its intent to do business under the name of Global Personalized Academics (“GPA”).  The Company intends to formally change its name to GPA, and has taken steps towards this achieving this objective.

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

Urban Planet Media & Entertainment, Corp.

On January 28, 2015, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Urban Planet Media & Entertainment, Corp. (“Urban Planet”) and its shareholders pursuant to which the Company issued 10,500,000 shares of its common stock, $0.0001 par value, and 500,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) to the shareholders of Urban Planet in exchange for all of the issued and outstanding shares of Urban Planet.   In addition, we agreed to issue an additional 2,000,000 shares of common stock to key current and past employees and consultants. These shares were issued in May 2015, and expensed in the amount of $192,400, at the then fair value.

Each share of Series A Preferred issued to the former Urban Planet shareholders is convertible by the holder (1) at any time after 24 months after the original issue date or (2) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the Series A Preferred into that number of shares of common stock determined by dividing the stated value of such shares of Series A Preferred stock, which is $10.00 per shares of Series A Preferred, by the conversion price. The conversion price of the Series A Preferred is $0.50, subject to adjustment as stated in the certificate of designation.

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

Following the exercise of the Warrants, Shenzhen holds 115,714,286 shares of the Company’s common stock, or 57.14% of the Company’s total issued and outstanding shares of common stock as of December 31, 2015.

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

Liquidity and Management’s Plan

Historically, our principal sources of cash have included revenue from operating activities, proceeds from the issuance of common and preferred stock, and proceeds from the issuance of short-term debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development, further development of intellectual property, as well as general working capital and capital expenditure requirements.

We had working capital of $284,725 and $1,009,792 in cash as of December 31, 2015, compared to working capital of $2,896,154 and $5,415,744 in cash as of June 30, 2015.  Management believes that the Company’s current cash and cash equivalents will not be sufficient to meet working capital and capital expenditure requirements for the next 12 months.  As a result, the ability of the Company to continue as a going concern is dependent on generating future profitable operations and raising additional capital needed until the Company generates profits. Management is therefore seeking to raise additional debt and/or equity capital.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing working capital requirements.

While we used a substantial amount of cash since June 30, 2015, management believes the investments made to develop new product offerings internationally, additions to its executive management and sales team to capitalize on future growth opportunities throughout the U.S. South America, China, among others, and investments made in infrastructure and curriculum development, will provide the foundation for near-term revenue growth.  Until such time as we are able to generate positive cash flow from operations, management will continue to focus on reducing discretionary costs and expenses, matching staffing levels with existing and forecasted sales levels, and directing existing cash resources to activities intended to increase revenue.

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. During 2014, the Company changed its fiscal financial reporting year-end from December 31 to be June 30, which represents the operating year ends of Blended Schools and Urban Planet.  These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2015.  The operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2015, the Company had a net loss of $2,391,456 and negative cash flow from operations of $3,863,920. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on generating future profitable operations and raising additional capital needed until the Company generates profits. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

(d) Allowance for Doubtful Accounts

Accounts receivables are recorded at their estimated collectible amounts. Management evaluates the collectability of its receivables periodically, largely based on the historical trends with the customer as well as current financial information available. If it is deemed appropriate, an allowance is recorded as an expense in the current period. As of December 31, 2015 and June 30, 2015, the Company recorded $3,926, and $3,926, respectively, in allowance for doubtful accounts.

(e) Intangibles

Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended December 31, 2015 and the year ended June 30, 2015, the Company recorded an impairment charge of $0 and $1,722,408, respectively.

(f) Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), 350, “Intangibles — Goodwill and Other”. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization. The Company capitalized internally developed software or content costs of $0 and $28,131, respectively, for the six months ended December 31, 2015 and year ended June 30, 2015.

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

(k) Loss per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. ASC 260 requires companies that have multiple classes of equity securities to use the “two-class” of “if converted method” in computing earnings per share. The Company computes loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The Company has excluded all common equivalent shares outstanding for warrants to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of December 31, 2015 and June 30, 2015 there were common stock equivalents outstanding of 45,204,762 and 130,582,840, respectively.

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

In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. ASU 2014-09, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASC 2014-09 would supersede some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. ASC 2014-09 removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, ASC 2014-09 improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASC 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09, for one year. to be effective for periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 to determine if there will be any impact on the Company’s results of operations, cash flows or financial condition.

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

Note 3 – Acquisition Activity

On January 28, 2015, the Company entered into the Share Exchange Agreement with Urban Planet and its shareholders pursuant to which the Company issued up to 10,500,000 shares of its common stock, and 500,000 shares of its Series A Preferred to the shareholders of Urban Planet in exchange for all of the issued and outstanding shares of Urban Planet. An additional 2,000,000 shares of common stock were agreed to be issued to key current and past employees and consultants. These shares were issued in May 2015 and expensed in the amount of $192,400 at the then fair value accordingly.

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

Each share of Series A Preferred issued to the former Urban Planet shareholders is convertible by the holder (i) at any time after 24 months after the original issue date or (ii) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the Series A Preferred into that number of shares of common stock determined by dividing the stated value of such shares of Series A Preferred, which is $10.00 per share of Series A Preferred, by the conversion price. The conversion price of the Series A Preferred is $0.50, subject to adjustment as stated in the certificate of designation.

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

The consolidated unaudited pro-forma results of operations of the Company as if Urban Planet and Blended Schools had been acquired as of July 1, 2014 are as follows:

	Three months ended	Six months ended
	December 31, 2014	December 31, 2014
Revenues	$616,960	$1,199,291

Net Loss	$(1,437,265)	$(2,956,877)

Note 4 – Intangible Assets

Intangible assets are comprised of software and content from the following acquisitions as well as the costs to upgrade the quality of the videos in the course content:

	December 31, 2015	June 30, 2015
ClassChatter	$58,000	$58,000
PLC Consultants	24,000	24,000
DWSaba Consulting	40,000	40,000
Blended Schools	1,187,534	1,187,534
Urban Planet	368,415	605,298
Video Project	397,500	0
Total	2,075,449	1,914,832
Less accumulated amortization	(655,088)	(683,537)
Net	$1,420,361	$1,231,295

The intangibles are being amortized over a one to five-year period. The annual amortization for each of the next five years is expected to approximate $337,860, $337,860, $337,860, $217,715 and $0, beginning with June 30, 2016, respectively.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2015	June 30, 2015
Accrued compensation	$0	$82,984
Accrued interest	0	39,188
Accrued miscellaneous	21,207	43,399
	$21,207	$165,571

Note 6 - Short-Term Notes Payable, Due to Shareholders and Due to Related Party

Short-term notes payable, due to shareholders and due to related party consists of the following:

	December 31, 2015	June 30, 2015
Short-term note (a)	$0	$100,000
Due to shareholders and related party (b)	64,267	64,267
Outstanding debenture in default (c)	0	30,000
Total short-term notes payable due to shareholder and due to related party	$64,267	$194,267

———————

(a)

At June 30, 2015, the Company re-financed its line of credit with a note payable balance of $100,000. This represents a short-term note with an annual interest rate of 4.5%. At December 31, 2015 and June 30, 2015, the note had accrued interest in the amount of $0 and $375, respectively.

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

The Company compensates a related party, under no formal consulting services contract, a consulting fee plus reimbursement of travel expenses on a month-to-month basis. The amount included in accounts payable at year-end is $0.

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

On January 29, 2015, the Board of Directors approved a series of 500,000 shares of Series A Preferred for issuance in connection with the Urban Planet share exchange, and filed the Certificate of Designation of Powers, Preferences and Rights of Series A Convertible Preferred Stock with the Secretary of State of Texas. Each share of Series A Preferred shall have a par value of $0.0001 per share and a stated value equal to $10.00.

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

During the six months ended December 31, 2015, the Company issued no shares of common stock.

Preferred Stock

During the year ended June 30, 2015, the Company issued the following shares of preferred stock:

The Company issued 500,000 shares of its Series A Preferred pursuant to the Share Exchange Agreement with Urban Planet. Each share of Series A Preferred issued to the former Urban Planet shareholders is convertible by the holder (1) at any time after 24 months after the original issue date or (2) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the Series A Preferred into that number of shares of common stock determined by dividing the stated value of such shares of Series A Preferred, which is $10.00 per shares of Series A Preferred, by the conversion price. The conversion price of the Series A Preferred is $0.50, subject to adjustment as stated in the certificate of designation. The shares were fair valued at $.0962 per share, calculated at the conversion rate of 20 shares of common stock for each share of Series A Preferred converted. The total estimated fair value of the Series A Preferred issued was $962,000 based on an as converted basis for the acquisition of Urban Planet.

During the six months ended December 31, 2015, the Company issued no shares of preferred stock.

Warrants

Warrant activity as of December 31, 2015 and the year ended June 30, 2015 is summarized as follows:

	Eighteen months ended December 31, 2015
	Shares	Weighted Average Exercise Price
Warrants outstanding at July 1, 2014	0	$0.0
Granted	203,439,983	0.075
Exercised	(72,857,143)	0.076
Cancelled/expired	0	—
Warrants outstanding at June 30, 2015	130,582,840	$0.075
Granted	0	0
Exercised	0	0
Cancelled/expired	(85,378,078)	—
Warrants outstanding at December 31, 2015	45,204,762	$0.075

Warrants exercisable at December 31, 2015	45,204,762	$0.075

The total warrants outstanding at December 31, 2015 include 21,428,572 warrants that do not yet have a set exercise price, as per the terms of such warrants, the exercise price shall be the five-day volume weighted average price immediately preceding the exercise date of such warrants. See the discussion of the Securities Purchase Agreement in Note 1.

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

During fiscal 2015, the Company entered into an Advisory Fee Agreement in connection with advisory, due diligence, and financing activities performed by the Advisor in connection with the transaction with Shenzhen.  The Company agreed to pay or issue to the Advisors (i) cash; (ii) Units; (iii) warrants to purchase shares of common stock; and (iv) additional cash and Units in the event any of the Investors exercised SPA Warrants received pursuant to the Securities Purchase Agreement.  The Advisory Fee Agreement ended September 24, 2015 after the Settlement Agreement and Mutual Release, fully described below was signed.

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

As a result of the Settlement Agreement, the Company cancelled warrants to purchase a total of 85,378,078 shares of common stock, such that the Company’s total outstanding warrants held by all security holders as of December 31, 2015 provide for the rights to purchase an aggregate of 45,204,762 shares of common stock.

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

Note 9 – Subsequent Events

None

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

The Company is not dependent on one or a few major clients, and no client accounts for more than 10% of our revenues.

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

On January 28, 2015, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Urban Planet Media & Entertainment, Corp. (“Urban Planet”) and its shareholders pursuant to which the Company issued 10,500,000 shares of its common stock, $0.0001 par value, and 500,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) to the shareholders of Urban Planet in exchange for all of the issued and outstanding shares of Urban Planet. Each share of Series A Preferred issued to the former Urban Planet shareholders is convertible by the holder (1) at any time after 24 months after the original issue date or (2) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the preferred stock into that number of shares of common stock determined by dividing the stated value of such shares of Series A Preferred, which is $10.00 per shares of Series A Preferred, by the conversion price. The conversion price of the Series A Preferred is $0.50, subject to adjustment as stated in the certificate of designation.

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

Following the exercise of the Warrants, Shenzhen holds 115,714,286 shares of the Company’s common stock, or approximately 57% of the Company’s total issued and outstanding shares of common stock as of December 31, 2015.

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

As a result of the Settlement Agreement, the Company canceled warrants to purchase a total of 85,378,078 shares of common stock, such that the Company’s total outstanding warrants held by all security holders as of December 31, 2015 provide for the rights to purchase an aggregate of 45,204,762 shares of common stock.

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

Our Business Strategy

In fiscal 2015, we built an executive and sales team, the members of which have demonstrated long-term success in the education market.  We also added additional staff to provide ongoing support to help our schools realize student success. In fiscal 2015, our management team worked to refine the overall Company strategy to focus on K-12 online learning tools and created a strategic plan for revenue growth.   For 2016, our focus will be to capitalize on the investments made in our executive management and sales team, as well as our infrastructure and curriculum, to develop and enhance the Blended Schools content to better compete in all markets; refining our sales and marketing initiatives to drive an increase in sales; and meeting a growing international demand for U.S. K-12 education tools.

In furtherance of these objectives, we have engaged a public relations and communications firm to advise on the branding and positioning of the Company in the education marketplace, and are focused on hiring additional experienced and successful individuals to build up our leadership team.  In addition, the Company will continue to work to form partnerships and develop certain of its products to grow its position in the online education market, including the expanding credit recovery program market.

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

International Sales and Marketing

In August 2015, the Company began working with our strategic partner, Shenzhen, to develop the Chinese market for GPA products.  The two companies created both an English language learning (“ELL”) and international dual diploma program for Chinese students. Shenzhen and GPA have worked to establish partnerships with education marketing and sales companies to sell the products into Chinese schools. GPA staff has worked closely with the Shenzhen staff to present the program directly to schools and learning centers in the country to enroll students in the program.  While we anticipated the rollout of this program during 2015, and therefore incurred substantial costs in furtherance of such anticipated rollout, such rollout was delayed, resulting in the loss of substantial projected revenue during the six-month period ending December 31, 2015.  The Company currently anticipates having pilot programs in place by the spring of 2016 with full program implementation in the fall of 2016.

The international dual diploma program developed for China can be used in other countries as well. The Company intends to take both the ELL and international dual diploma program and work with other organizations that are successfully selling educational products and services in their home countries to bring the GPA ELL and international dual diploma program to additional markets.

Recent Trends

International demand for U.S. secondary education content has significantly increased as a result of the demand for U.S. college and university degrees. According to the Institute of International Education, the number of students worldwide pursuing higher education degrees from countries outside of their home countries grew from 3.0 million in 2005 to 4.3 million in 2011, and is projected to reach 8.0 million by 2025.  As a result, international high schools have implemented dual diploma programs that allow students to receive a diploma from their local high school and from a U.S. based high school.

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

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Revenue

During the three-month period ended December 31, 2015, we recorded revenue of $494,544, primarily from the Blended Schools division, acquired in 2014, as compared to $570,374 in revenue for the three months ended December 31, 2014. The decrease in revenue is principally attributable to issues with the Pennsylvania State budget.  The Pennsylvania State Legislature has been unable to pass a budget which has left School Districts without funding.  The majority of the Blended Schools Division sales are in Pennsylvania, and the budget impasse has adversely affected sales this year.  While no assurances can be given, due to the Company’s sales cycle, which principally results in the negotiation of contracts during the six months ending June 30, and our existing and anticipated sales pipeline, we believe that our sales will significantly increase through the end of the current fiscal year, and accelerate beginning in fiscal 2016.

Sales, General and Administrative Expense

Total operating expenses for the three-month period ended December 31, 2015 were $1,233,443, compared to total operating expenses for the three-month period ended December 31, 2014 of $1,094,683.  Operating expenses consist of salaries of our management and staff, consulting expenses and professional fees.  The increase in operating expenses during the period ended December 31, 2015 is principally attributable to the addition of executive management, sales and other personnel, which added $628,048 to expenses during the period ended December 31, 2015, and the non-recurring payment of certain contractual, travel, and other costs incurred in connection with the anticipated rollout of our programs in China, which added $84,775.67 in costs during the period December 31, 2015.

Interest Expense

Interest expense on our existing debt for the three-month periods ended December 31, 2015 and 2014 was $1,633 and $78,952, respectively. Amortization of intangibles and debt discount amounted to $93,054 and $129,719 for the three months ended December 31, 2015 and 2014, respectively.

Income Taxes

There is no income tax expense recorded for the three months ended December 31, 2015 and 2014, due to the Company's net losses.  As of December 31, 2015, the Company has tax net operating loss carry forwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended December 31, 2015 was $1,194,802, as compared to a net loss of $1,091,707 for the three months ended December 31, 2014. This year-over-year increase in net loss is primarily attributable to increased sales, general and administrative expenses during the quarter, and lower sales and gross profit.  On a per share basis, our loss was $0.01 per share for the three months ended December 31, 2015, as compared to a loss of $0.02 per share for the three months ended December 31, 2014.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Revenue

During the six-month period ended December 31, 2015, we recorded revenue of $1,008,896 compared to $1,100,134 in revenue for the six months ended December 31, 2014, both principally attributable to the Blended Schools division.  The Company acquired the Blended Schools division in May 2014.  While no assurances can be given, due to the Company’s sales cycle, which principally results in the negotiation of contracts during the six months ending June 30, and our existing and anticipated sales pipeline, we believe that our sales will significantly increase through the end of the current fiscal year, and accelerate beginning in fiscal 2016.

Sales, General and Administrative Expense

Total operating expenses for the six-month period ended December 31, 2015 were $2,472,960, compared to total operating expenses for the six-month period ended December 31, 2014 of $2,761,476.  Operating expenses consist of salaries of our management and staff, consulting expenses and professional fees.  Operating expenses during the period ended December 31, 2015 reflect the addition of executive management, sales and other personnel, which added $1,040,994 to expenses during the six month period ended December 31, 2015, and the non-recurring payment of certain contractual, travel, and other costs incurred in connection with the anticipated rollout of our programs in China, which added $169,009 in costs during the six-month period ended December 31, 2015.

Interest Expense

Interest expense on our existing debt for the six periods ended December 31, 2015 and 2014 was $8,227 and $95,183, respectively. Amortization of intangibles and debt discount amounted to $186,109 and $259,436 for the six months ended December 31, 2015 and 2014, respectively.

Income Taxes

There is no income tax expense recorded for the six months ended December 31, 2015 and 2014, due to the Company's net losses.  As of December 31, 2015, the Company has tax net operating loss carry forwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the six months ended December 31, 2015 was $2,391,456, as compared to a net loss of $2,576,237 for the six months ended December 31, 2014. This year-over-year decrease in net loss is primarily attributable to other expenses during the six-month period ending December 31, 2014, which were non-recurring, and, to a lesser extent, a gain on debt settlements, offset, in principal part, by a gross loss during the six-month period ending December 31, 2015. On a per share basis, our loss was $0.01 per share for the six months ended December 31, 2015, as compared to a loss of $0.06 per share for the six months ended December 31, 2014.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $284,725 and $1,009,792 in cash as of December 31, 2015, compared to working capital of $2,896,154 and $5,415,744 in cash as of June 30, 2015.

Net cash used by operating activities was $3,863,920 for the six months ended December 31, 2015, compared to $275,146 for the six months ended December 31, 2014.  The increase of $3,588,774 of cash used by operating activities for the quarter was primarily a result of payments made on obligations, including accounts payable and debt settlements versus reduced cash collections of accounts receivable.

We had capital expenditures of $36,858 for the purchase of laptops for new management and staff members for the six months ended December 31, 2015, as well as a net outlay of $375,175 for intangibles for the video production project to enhance our course content.  We have no plans for the purchase of real property in the foreseeable future.

On August 3, 2015, the Company paid a total of $65,904 in full satisfaction of the one remaining outstanding Series AA debenture, which was in default at June 30, 2015, consisting of the principal amount due of $30,000 and accrued interest.

Historically, our principal sources of cash have included revenue from operating activities, proceeds from the issuance of common and preferred stock, and proceeds from the issuance of short-term debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development, further development of intellectual property, as well as general working capital and capital expenditure requirements.

Management believes that the Company’s current cash and cash equivalents will not be sufficient to meet working capital and capital expenditure requirements for the next 12 months.  As a result, the ability of the Company to continue as a going concern is dependent on generating future profitable operations and raising additional capital needed until the Company generates profits. Management is therefore seeking to raise additional debt and/or equity capital.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing working capital requirements.

While we used a substantial amount of cash since June 30, 2015, management believes the investments made to develop new product offerings internationally, additions to its executive management and sales team to capitalize on future growth opportunities throughout the U.S. South America, China, among others, and investments made in infrastructure, will provide the foundation for near-term revenue growth.  Until such time as we are able to generate positive cash flow from operations, management will continue to focus on reducing discretionary costs and expenses, matching staffing levels with existing and forecasted sales levels, and and directing existing cash resources to activities intended to increase revenue.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management, together with our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2015. Based on their evaluation, the principal executive officer and principal financial officer concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2015.

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

For the six months ended December 31, 2015, our management team, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls and determined that our internal control over financial reporting was not effective. At December 31, 2015, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in our internal control over financial reporting that continue to exist. Until we have been able to complete and test the effectiveness of the remediation of our internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued no shares of its common stock during the six months ended December 31, 2015 in unregistered transactions.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.

OTHER INFORMATION.

(a)  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

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

Sibling Group Holdings, Inc.

Dated: February 22, 2016	By:	/s/ Julie Young
Julie Young
Chief Executive Officer
(Principal Executive Officer)

Dated: February 22, 2016	By:	/s/ Angelle Judice
Angelle Judice
Chief Financial Officer
(Principal Financial and Accounting Officer)