Form 10-Q
period 2016-03-31
Sibling Group Holdings, Inc.
filed 2016-06-16
CIK 1099728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  211,529,291 shares of common stock are outstanding as of June 15, 2016.

-i-

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended June 30, 2015, and other periodic reports filed with the Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that SIBE’s actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The information contained in this Quarterly Report, except as specifically dated, is as of March 31, 2016.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SIBLING GROUP HOLDINGS, INC.
d/b/a GLOBAL PERSONALIZED ACADEMICS
Condensed Consolidated Balance Sheets

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS

Current assets
Cash	$59,360	$5,415,744
Accounts receivable, net	131,707	50,605
Prepaid expenses	572,439	288,075
Total current assets	763,506	5,754,424

Fixed Assets, net	44,068	15,632
Intangible assets, net	1,484,806	1,231,295
	1,528,874	1,246,927

Total assets	$2,292,380	$7,001,351

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$683,226	$1,852,602
Accrued liabilities	11,218	165,571
Deferred revenue	426,647	645,830
Short-term notes payable	100,000	130,000
Due to related party	27,366	27,367
Due to shareholders	36,900	36,900
Total current liabilities	1,285,357	2,858,270

Long-term liabilities
Long-term note payable, net of discount of $ 77,947 and $0, respectively	122,053	0

Total liabilities	1,407,410	2,858,270

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.0001 par value, 500,000 authorized, 500,000 issued and outstanding at March 31, 2016 and June 30, 2015	962,000	962,000
Common stock, $0.0001 par value; 500,000,000 shares authorized; 211,529,291 and 202,509,291 issued and outstanding at March 31, 2016 and June 30, 2015.	21,153	20,251
Additional paid-in capital	19,521,222	18,800,182
Accumulated deficit	(19,619,405)	(15,639,352)
Total stockholders' equity	884,970	4,143,081

Total liabilities and stockholders' equity	$2,292,380	$7,001,351

See accompanying notes to the unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.
d/b/a GLOBAL PERSONALIZED ACADEMICS
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenues	$532,670	$601,363	$1,541,566	$1,701,497

Cost of goods sold	485,573	846,846	1,533,864	1,255,950

Gross profit (loss)	47,097	(245,483)	7,702	445,547

Operating expenses
General and administrative	1,071,736	463,991	2,967,527	2,340,895
Professional fees	146,790	245,889	723,959	1,130,461
Total operating expenses	1,218,526	709,880	3,691,486	3,471,356

Loss from operations	(1,171,429)	(955,363)	(3,683,784)	(3,025,809)

Other income (expense)
Other (expense)	-	60,414	-	(199,023)
Interest income (expense)	(4,668)	(107,029)	(12,842)	(202,212)
Financing costs - warrants	(412,500)	-	(412,500)	-
Impairment of Urban Planet assets acquired	-	(1,722,408)	-	(1,722,408)
Gain on debt settlements	-	15,109	129,073	(136,062)
Total other income (expense)	(417,168)	(1,753,914)	(296,269)	(2,259,705)

Net loss	$(1,588,597)	$(2,709,277)	$(3,980,053)	$(5,285,514)

Net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.09)

Weighted average shares outstanding, basic and diluted	204,689,950	75,180,353	203,230,891	55,714,103

See accompanying notes to the unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.
d/b/a GLOBAL PERSONALIZED ACADEMICS
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(3,980,053)	$(5,285,514)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for directors/board committee fees	15,000	97,200
Common stock issued for financing	-	31,145
Common stock issued for services	-	967,087
Common stock issued for compensation	205,500	604,800
Impairment for Urban Planet intangibles	-	1,722,408
Beneficial conversion feature rights	2,751	85,259
Financing costs - warrants	412,500	0
Depreciation	8,421	-
Amortization of intangibles and debt discount	279,164	397,410
Changes in operating assets and liabilities
Accounts receivable	(81,102)	91,061
Due from affiliates	-	1,069
Accounts payable	(1,161,134)	434,572
Accrued liabilities	(154,353)	(189,510)
Deferred revenue	(219,182)	(25,721)
Prepaid expenses	(284,364)	(31,070)
Net cash (used in) operating activities	(4,956,852)	(1,099,804)

Cash flows from investing activities
Cash acquired from Urban Planet acquisition	-	29,756
Purchase of fixed assets	(36,857)	-
Additional investing in intangibles	(532,675)	-
Net cash (used in) operating activities	(569,532)	29,756

Cash flows from financing activities
Sale of common stock, net	-	2,881,000
Due to related party	-	98,135
Due to shareholders	-	36,900
Repayment of notes payable	(130,000)	-
Proceeds of convertible note		250,000
Repayment of convertible note	-	(275,000)
Repayment of line of credit	-	(100,000)
Proceeds of short term notes payable	100,000	100,000
Proceeds of long term notes payable	200,000	-
Net cash provided by (used in) financing activities	170,000	2,991,035

Net change in cash	(5,356,384)	1,920,987
Cash, beginning of period	5,415,744	27,250
Cash, end of period	$59,360	$1,948,237

Supplemental disclosure of cash flow information
Cash paid for interest	$4,929	$98,411
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash operating and financing activities
Common stock issued for settlement of accounts payable	$8,245	$15,499
Beneficial conversion feature of long-term note payable	$80,698	$-
Financing costs - warrants	$412,500	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SIBLING GROUP HOLDINGS, INC.

d/b/a GLOBAL PERSONALIZED ACADEMICS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND JUNE 30, 2015

Note 1 - Nature of Operations and Liquidity

Organization

Sibling Group Holdings, Inc., d/b/a Global Personalized Academics (the “Company”), was incorporated under the laws of the State of Texas on December 28, 1988, as "Houston Produce Corporation". On June 24, 1997, the Company changed its name to "Net Masters Consultants, Inc." On November 27, 2002, the Company changed its name to "Sona Development Corporation" in an effort to restructure the business image to attract prospective business opportunities. The Company’s name changed on May 14, 2007 to "Sibling Entertainment Group Holdings, Inc." and on August 15, 2012, the Company’s name was changed to "Sibling Group Holdings, Inc."  On July 20, 2015, the Company issued a press release announcing its intent to do business under the name of Global Personalized Academics (“GPA”).  The Company intends to formally change its name to GPA.

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

Each share of Series A Preferred issued to the former Urban Planet shareholders is convertible by the holder (1) at any time after 24 months after the original issue date, or (2) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the Series A Preferred into that number of shares of common stock determined by dividing the stated value of such shares of Series A Preferred, which is $10.00 per shares of Series A Preferred, by the conversion price. The conversion price of the Series A Preferred is $0.50, subject to adjustment as stated in the certificate of designation.

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

We had a working capital deficit of $521,851 and $59,360 in cash as of March 31, 2016, compared to working capital of $2,896,154 and $5,415,744 in cash as of June 30, 2015.  Management believes that the Company’s current cash and cash equivalents will not be sufficient to meet working capital and capital expenditure requirements for the next 12 months.  As a result, the ability of the Company to continue as a going concern is dependent on generating future profitable operations and raising additional capital needed until the Company generates profits. Management is therefore seeking to raise additional debt and/or equity capital.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing working capital requirements.

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

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. During 2014, the Company changed its fiscal financial reporting year-end from December 31 to be June 30, which represents the operating year ends of Blended Schools and Urban Planet.  These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2015.  The operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2016, the Company had a net loss of $3,980,053 and negative cash flow from operations of $4,956,852. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on generating future profitable operations and raising additional capital needed until the Company generates profits. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

(c) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, debt discounts, valuation of intangibles acquired in our acquisition, impairment of intangibles, deferred tax assets, valuation of equity instruments, beneficial conversion rights, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d) Allowance for Doubtful Accounts

Accounts receivables are recorded at their estimated collectible amounts. Management evaluates the collectability of its receivables periodically, largely based on the historical trends with the customer as well as current financial information available. If it is deemed appropriate, an allowance is recorded as an expense in the current period. As of March 31, 2016 and June 30, 2015, the Company recorded $3,926, and $3,926, respectively, in allowance for doubtful accounts.

(e) Intangibles

Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended March 31, 2016 and the year ended June 30, 2015, the Company recorded an impairment charge of $0 and $1,722,408, respectively.

(f) Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), 350, “Intangibles — Goodwill and Other”. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization. The Company capitalized internally developed software or content costs of $0 and $28,131, respectively, for the nine months ended March 31, 2016 and year ended June 30, 2015.

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

(k) Loss per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”), which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. ASC 260 requires companies that have multiple classes of equity securities to use the “two-class” of “if converted method” in computing earnings per share. The Company computes loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The Company has excluded all common equivalent shares outstanding for warrants to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of March 31, 2016 and June 30, 2015 there were common stock equivalents outstanding of 95,204,762 and 130,582,840, respectively.

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

In January 2016, the FASB issued an ASU, “ASU 2016 – 01 Recognition and Measurement of Financial Assets and Financial Liabilities,” intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing GAAP by: requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the standard becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019.

The ASU permits early adoption of the own credit provision (referenced above). Additionally, it permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees.  The ASU, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and  the classification on the statement of cash flows.  The ASU simplifies two areas specific to private companies, with regards to the expected term and intrinsic value measurements.   The ASU simplifies the following areas to private and public companies; (a) tax benefits and tax deficiencies with regards to the differences between book and tax deductions, (b) changes in the excess tax benefits classification in the statement of cash flows, (c) make an entity wide accounting policy election for accrual of vested awards verses individual awards, (d) changes in the amount qualifying as an equity award classification subject to statutory tax withholdings, (e) clarification in the classification of shares withheld for statutory tax withholdings on the statement of cash flows.

For public companies, the amendments in this ASU, are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period.

In April 2016, the FASB issued an ASU “ASU 2016 – 10  Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing”.  The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606.  The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update2014-09 by one year.

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

Each share of Series A Preferred issued to the former Urban Planet shareholders is convertible by the holder (i) at any time after 24 months after the original issue date, or (ii) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the Series A Preferred into that number of shares of common stock determined by dividing the stated value of such shares of Series A Preferred, which is $10.00 per share of Series A Preferred, by the conversion price. The conversion price of the Series A Preferred is $0.50, subject to adjustment as stated in the certificate of designation.

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

The consolidated unaudited pro-forma results of operations of the Company as if Urban Planet had been acquired as of July 1, 2014 are as follows:

	Three months ended	Nine months ended
	March 31, 2015	March 31, 2015
Revenues	$601,385	$2,019,676

Net Loss	$(2,771,118)	$(5,666,133)

Note 4 – Intangible Assets

Intangible assets are comprised of software and content from the following acquisitions as well as the costs to upgrade the quality of the videos in the course content:

	March 31, 2016	June 30, 2015
ClassChatter	$58,000	$58,000
PLC Consultants	24,000	24,000
DWSaba Consulting	40,000	40,000
Blended Schools	1,187,534	1,187,534
Urban Planet	368,415	605,298
Video Project	555,000	0
Total	2,232,950	1,914,832
Less accumulated amortization	(748,144)	(683,537)
Net	$1,484,806	$1,231,295

The intangibles are being amortized over a one to five-year period. The annual amortization for each of the next five years is expected to approximate $337,860, $337,860, $337,860, $217,715 and $0, beginning with June 30, 2016, respectively.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2016	June 30, 2015
Accrued compensation	$0	$82,984
Accrued interest	1,904	39,188
Accrued miscellaneous	9,314	43,399
	$11,218	$165,571

Note 6 - Short-Term Notes Payable, Due to Shareholders and Due to Related Party

Short-term notes payable, due to shareholders and due to related party consists of the following:

	March 31, 2016	June 30, 2015
Short-term note– related party (a)	$100,000	$100,000
Due to shareholders and related party (b)	64,266	64,267
Outstanding debenture in default (c)	0	30,000
Total short-term notes payable due to shareholder and due to related party	$164,266	$194,267

(a)
On February 17, 2016, the Company entered into a short-term loan in the amount of $100,000 with a related party, bearing an annual interest rate of 5%.  At March 31, 2016, accrued interest on this loan was $589.

At June 30, 2015, the Company re-financed its line of credit with a note payable balance of $100,000. This represents a short-term note with an annual interest rate of 4.5%. At December 31, 2015 and June 30, 2015, the note had accrued interest in the amount of $0 and $375, respectively.  Payment in full was made in November 2015.

(b)
Advances and loans from shareholders total $36,900 for the Company and $10,009 for Urban Planet.

Due to related party consists of amounts due to Measurement Planet, an Urban Planet joint venture, in the amount of $17,358.

(c)
On December 30, 2010, the Company entered into conversion agreements with all but one of the holders of the Series AA debentures previously issued by the Company and held on that date. Pursuant to the conversion agreements, the holders accepted a total of 1,039,985 shares of convertible series common stock (“Old Common Stock”) and 100% of the membership interests of a new, wholly-owned subsidiary of the Company, Debt Resolution, LLC, in full settlement of their debentures, underlying warrants and accrued interest as of that date. The conversion agreements released all claims that 43 of the holders of the debentures had, have, or might have against the Company. Following this transaction, the Company had a debenture balance of $30,000 and accrued interest of $35,483 as of June 30, 2015, which was in default at June 30, 2015.  Payment in full was made on August 3, 2015.

The Company compensates a related party, under no formal consulting services contract, a consulting fee plus reimbursement of travel expenses on a month-to-month basis. The amount included in accounts payable at year-end is $0.

Note 7 – Long-Term Convertible Notes Payable

The Company received $200,000 in loan proceeds from a third party investor pursuant to the terms of a Convertible Promissory Note in the principal amount of $500,000 (“Convertible Note”). The Convertible Note has an interest rate of 12% during the first year and 10% for the second year through the maturity date of February 21, 2018. The accrued interest at March 31, 2016 was $1,315.

The holder has the right to convert any or the entire outstanding principal of the Convertible Note into shares of common stock at the rate of $0.02 per share.

The Company recorded debt discount in the amount of $80,698 to be amortized ratably over two years. The accumulated amortization recorded on this discount as of March 31, 2016 was $2,751.

The Company signed a second Convertible Promissory Note with a third party investor in the amount of $500,000, with the same terms and conditions as the Convertible Note.   No funds were received during the quarter ended March 31, 2016 under either the Convertible Note or the Convertible Promissory Note (together, the “Notes”); however, the Company received $440,000 from the Convertible Promissory Note subsequent to the end of the quarter.

Each of the Notes, as executed, require the Company issue warrants for up to a total of 37,500,000 shares of common stock rather than 25,000,000 shares, respectively, within a three-year term at an exercise price equal to $0.04 per share.  However, management believes that the number of shares issuable upon exercise of each of the warrants was calculated in error without objection from the holders thereof, and that the number of shares issuable upon exercise of each warrant should be 25,000,000 shares. As a result, the value of the warrants as recorded reflects the value of 25,000,000 shares rather than 37,500,000 shares.  See Note 8 – Capital Stock, for disclosure regarding the valuation of the warrants, including the method and assumptions utilized by management in determining valuation.

Note 8 - Capital Stock

On February 22, 2016, warrants to purchase 50,000,000 shares of the Company’s common stock at $0.04 per share were issued in financing agreements with the holders of the Notes. These warrants were valued using the Black Scholes pricing method using the following assumptions: stock price - $0.02, strike price - $$0.04, expected volatility 175.19%, interest rate – 1%, dividend rate – 0%, and expected term – three years. The value of 25,000,000 warrants totaling $412,500, was charged as financing expense. The value of the remaining 25,000,000 warrants was recorded as a beneficial conversion feature of the Convertible Note in the amount of $80,698, which will be amortized over the life of the Convertible Note.

As disclosed in Note 7 – Long-Term Convertible Notes Payable, each of the Notes, as executed, require the Company issue warrants for up to a total of 37,500,000 shares of common stock rather than 25,000,000 shares, respectively, within a three-year term at an exercise price equal to $0.04 per share.  However, management believes that the number of shares issuable upon exercise of each of the warrants was calculated in error without objection from the holders thereof, and that the number of shares issuable upon exercise of each warrant should be 25,000,000 shares. As a result, the value of the warrants as recorded reflects the value of 25,000,000 shares rather than 37,500,000 shares.

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

During the nine months ended March 31, 2016, the Company issued the following shares of common stock:

The Company issued 2,000,000 shares of common stock in accordance with the Company’s Board of Directors’ compensation policy. The stock issued was fair valued at $0.03 per share for a total fair value of $60,000, which will be expensed quarterly during the year ended December 31, 2016.

The Company issued 6,850,000 shares of common stock for compensation to officers and employees. The stock issued was fair valued at $0.03 per share for a total fair value of $205,500.

The Company issued 170,000 shares of common stock in conversion of outstanding debts. The stock issued was fair valued at $0.0485 per share for a total value of $8,245.

Preferred Stock

During the year ended June 30, 2015, the Company issued the following shares of preferred stock:

The Company issued 500,000 shares of its Series A Preferred pursuant to the Share Exchange Agreement with Urban Planet. Each share of Series A Preferred issued to the former Urban Planet shareholders is convertible by the holder (1) at any time after 24 months after the original issue date, or (2) at any time after delivery of notice by the Company of the occurrence of certain conversion events set forth in the certificate of designation establishing the Series A Preferred into that number of shares of common stock determined by dividing the stated value of such shares of Series A Preferred, which is $10.00 per shares of Series A Preferred, by the conversion price. The conversion price of the Series A Preferred is $0.50, subject to adjustment as stated in the certificate of designation. The shares were fair valued at $.0962 per share, calculated at the conversion rate of 20 shares of common stock for each share of Series A Preferred converted. The total estimated fair value of the Series A Preferred issued was $962,000 based on an as converted basis for the acquisition of Urban Planet.

During the nine months ended March 31, 2016, the Company issued no shares of preferred stock.

Warrants

On February 22, 2016, warrants to purchase 50,000,000 shares of the Company’s common stock at $0.04 per share were issued in a financing agreement with the holder of the Convertible Note.  These warrants were valued using the Black Scholes pricing method using the following assumptions:  stock price - $0.02, strike price - $$0.04, expected volatility 175.19%, interest rate – 1%, dividend rate – 0%, and expected term – three years.  The value of 25,000,000 warrants totaling $412,500, was charged as financing expense.  The value of the remaining 25,000,000 warrants was recorded as a beneficial conversion feature of the Convertible Note in the amount of $80,698, which will be amortized over the life of the Convertible Note.

Warrant activity as of March 31, 2016 and the year ended June 30, 2015 is summarized as follows:

	Twenty-one months ended March 31, 2016
	Shares	Weighted Average Exercise Price
Warrants outstanding at July 1, 2014	0	$0.0
Granted	203,439,983	0.075
Exercised	(72,857,143)	0.076
Cancelled/expired	0	—
Warrants outstanding at June 30, 2015	130,582,840	$0.075
Granted	0	0
Exercised	0	0
Cancelled/expired	(85,378,078)	—
Warrants outstanding at December 31, 2015	45,204,762	$0.075
Granted	50,000,000	$0.04
Exercised	0	0
Cancelled/expired	0	—
Warrants exercisable at March 31, 2016	95,204,762	$0.057

The total warrants outstanding at March 31, 2016 include 21,428,572 warrants that do not yet have a set exercise price, as per the terms of such warrants, the exercise price shall be the five-day volume weighted average price immediately preceding the exercise date of such warrants. See the discussion of the Securities Purchase Agreement in Note 1.

Note 9 – Commitments and Contingencies

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

Effective September 24, 2015, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with V3 Capital Partners, LLC, Scot Cohen, Oakway International Ltd., Oakway International and North Haven Equities (together the “V3 Affiliates”) and Guarav Malhotra, Richard Abbe, Jonathan Rudney, Matthew Hull and Kyle Pollack (together, the “Individuals” and together with the V3 Affiliates, the “Advisors”) modifying the terms of the Advisory Agreement as follows: (i) certain of the V3 Affiliates have agreed to forfeit and cancel all warrants previously issued to them pursuant to the Advisory Agreement and agreed to terminate all further rights to additional shares, warrants or other payments due under the Advisory Agreement; (ii) Mr. Cohen has agreed to (A) forfeit and cancel all warrants issued to him under the Securities Purchase Agreement and Advisory Agreement, other than A Warrants to purchase 3,078,572 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement, which were previously issued to him under the Securities Purchase Agreement, and (B) terminate all further rights to additional shares, warrants or other payments due under the Securities Purchase Agreement or Advisory Agreement; (iii) Oakway International Ltd. has agreed to forfeit and cancel all warrants received under the Advisory Agreement and terminate all further rights to additional shares, warrants or other payments due under the Securities Purchase Agreement or Advisory Agreement in exchange for (A) the right to retain A Warrants to purchase 2,857,143 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement, which were previously issued to it under the Securities Purchase Agreement, and (B) receipt of an additional A Warrant to purchase 221,428 shares of common stock upon the terms and conditions of the A Warrants as stated in the Securities Purchase Agreement; (iv) the Individuals will retain the warrants previously issued to them under the Advisory Agreement providing for rights to purchase an aggregate of 3,333,333 shares of common stock upon the same terms and conditions as provided in the Advisory Agreement and agreed to terminate all further rights to additional shares, warrants or other payments due under the Advisory Agreement; and (v) the Company agreed to pay the Advisors a total of $644,000.

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

On October 16, 2015, the Company entered into a Conversion of Accounts Payable Agreement with Krevolin & Horst, LLC (“Krevolin & Horst”) to settle approximately $350,000 in fees for legal services rendered to the Company for (1) a cash payment of $180,000, which was paid in full on October 19, 2015; (2) the issuance of 170,000 shares of its common stock; which were issued on March 10, 2016; and (3) on or before six months from October 16, 2015, a number of shares of its common stock equal to the quotient of $36,000 divided by either (a) the average closing price of the common stock for the 20 trading day period ending April 8, 2016 or (b) $0.05, whichever is greater.

On November 3, 2015, the Company’s Board of Directors appointed Mr. Michael Horn and Mr. David Dai to serve on the Company’s Board of Directors, each to serve to serve until the next annual meeting of the Company’s stockholders or until his successor is duly elected and qualified.

Note 10 – Subsequent Events

Subsequent to the quarter ended March 31, 2016, the Company received loan proceeds from a related party of $150,000 under the terms of a a bridge loan agreement dated April 15, 2016, and $440,000 in proceeds from a $500,000 convertible promissory note issued to a third party investor.  Each of the loans accrue interest at the rate of 12% during the first year and 10% for the second year through the maturity date of February 21, 2018.

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

The Company is a Texas corporation incorporated on December 28, 1988.

Recent Developments

During the quarter ended March 31, 2016, the Company received $100,000 pursuant to the terms of a Bridge Loan Agreement with a related party (the "Bridge Note"). The Bridge Note is due and payable in full, on or before June 30, 2016 or no later than 30 days after the Company receives financing of at least US $1.0 million.  In addition, the Company received $200,000 in loan proceeds from a third party investor pursuant to the terms of a Convertible Promissory Note in the principal amount of $500,000 (“Convertible Note”).

The Company signed a second Convertible Note with a related party investor in the amount of $500,000, with the same terms and conditions as the first Convertible Note.  No funds have been received currently from this Convertible Note.

Subsequent to the quarter ended March 31, 2016, the Company received loan proceeds from a related party of $150,000 under the terms of a a bridge loan agreement dated April 15, 2016, and $440,000 in proceeds from a $500,000 convertible promissory note issued to a third party investor.  Each of the loans accrue interest at the rate of 12% during the first year and 10% for the second year through the maturity date of February 21, 2018.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

During the three-month period ended March 31, 2016, we recorded revenue of $532,670, primarily from the Blended Schools division acquired in 2014, as compared to $601,363 in revenue for the three months ended March 31, 2015. The decrease in revenue is principally attributable to issues with the Pennsylvania State budget.  The Pennsylvania State Legislature had been unable to pass a budget which has left School Districts without funding.  The majority of the Blended Schools Division sales are in Pennsylvania, and the budget impasse has adversely affected sales during the period ended March 31, 2016 and the year-to-date period.  While no assurances can be given, due to the Company’s sales cycle, which principally results in the negotiation of contracts during the nine months ending June 30, and our existing and anticipated sales pipeline, we believe that our sales will significantly increase through the end of the current fiscal year, and accelerate beginning in fiscal 2016/2017.

Sales, General and Administrative Expense

Total operating expenses for the three-month period ended March 31, 2016 were $1,218,526, compared to total operating expenses for the three-month period ended March 31, 2015 of $709,880, an increase of 72%.  Operating expenses consist of salaries of our management and staff, consulting expenses and professional fees.  The increase in operating expenses during the period ended March 31, 2016 is principally attributable to the addition of sales and other personnel during the recent period compared to the quarter ended March 31, 2015.

Interest Expense

Interest expense on our existing debt for the three-month periods ended March 31, 2016 and 2015 was $4,668 and $107,029, respectively. Amortization of intangibles and debt discount amounted to $93,056 and $173,530 for the three months ended March 31, 2016 and 2015, respectively.

Income Taxes

There is no income tax expense recorded for the three months ended March 31, 2016 and 2015, due to the Company's net losses.  As of March 31, 2016, the Company has tax net operating loss carry forwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended March 31, 2016 was $1,588,597, as compared to a net loss of $2,709,277 for the three months ended March 31, 2015. This year-over-year decrease in net loss is primarily attributable to the Impairment of Urban Planet assets acquired recognized in the three months ended March 31, 2015.  On a per share basis, our loss was $0.01 per share for the three months ended March 31, 2016, as compared to a loss of $0.04 per share for the three months ended March 31, 2016.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Revenue

During the nine-month period ended March 31, 2016, we recorded revenue of $1,541,566 compared to $1,701,497 in revenue for the nine months ended March 31, 2015, both principally attributable to the Blended Schools division, a decrease of 9%. The decrease is principally due to issues with the Pennsylvania State budget. The Pennsylvania State Legislature had been unable to pass a budget which has left School Districts without funding. Although revenue declined in the current quarter compared to the comparable quarter in 2015, and while no assurances can be given, due to the Company’s sales cycle, which principally results in the negotiation of contracts during the nine months ending June 30, and our existing and anticipated sales pipeline, we believe that our sales will increase through the end of the current fiscal year, and accelerate beginning in fiscal 2016/2017.

Sales, General and Administrative Expense

Total operating expenses for the nine-month period ended March 31, 2016 were $3,691,486, compared to total operating expenses for the nine-month period ended March 31, 2015 of $3,471,356, an increase of 6%.  Operating expenses consist of salaries of our management and staff, consulting expenses and professional fees.  Operating expenses during the period ended March 31, 2016 reflect the increase in sales and other personnel during the period compared to the quarter ended March 31, 2015., and non-recurring payments of certain contractual, travel, and other costs incurred in connection with the anticipated rollout of our programs in China, which added approximately $253,000 in costs during the nine-month period ended March 31, 2016.

Interest Expense

Interest expense on our existing debt for the nine periods ended March 31, 2016 and 2015 was $12,842 and $202,212 respectively. Amortization of intangibles and debt discount amounted to $279,164 and $397,410 for the nine months ended March 31, 2016 and 2015, respectively.

Income Taxes

There is no income tax expense recorded for the nine months ended March 31, 2016 and 2015, due to the Company's net losses.  As of March 31, 2016, the Company has tax net operating loss carry forwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the nine months ended March 31, 2016 was $3,980,053, as compared to a net loss of $5,285,514 for the nine months ended March 31, 2015. This year-over-year decrease in net loss is primarily attributable to other expenses during the nine-month period ending March 31, 2015, which were non-recurring, and, to a lesser extent, a gain on debt settlements, offset, in principal part, by a gross loss during the nine-month period ending March 31, 2016. On a per share basis, our loss was $0.02 per share for the nine months ended March 31, 2016, as compared to a loss of $0.09 per share for the nine months ended March 31, 2015.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $521,851 and $59,360 in cash as of March 31, 2016, compared to working capital of $2,896,154 and $5,415,744 in cash as of June 30, 2015.  The decrease is principally attributable to the addition of the new management team, payments relating to purchases of equipment and repayments of borrowings.

Net cash used by operating activities was $4,956,852 for the nine months ended March 31, 2016, compared to $1,099,804 for the nine months ended March 31, 2015.  The increase of $3,857,048 of cash used by operating activities for the quarter was primarily a result of payments made on obligations, including accounts payable and debt settlements versus reduced cash collections of accounts receivable.

We had capital expenditures of $36,857 for the purchase of laptops for new management and staff members for the nine months ended March 31, 2016, as well as a net outlay of $532,675 for intangibles for the video production project to enhance our course content.  We have no plans for the purchase of real property in the foreseeable future.

On August 3, 2015, the Company paid a total of $65,904 in full satisfaction of the one remaining outstanding Series AA debenture, which was in default at June 30, 2015, consisting of the principal amount due of $30,000 and accrued interest.

Historically, our principal sources of cash have included revenue from operating activities, proceeds from the issuance of common and preferred stock, and proceeds from the issuance of short-term debt.   During the quarter ended March 31, 2016, the Company received $100,000 pursuant to the terms of a Bridge Loan Agreement with a related party (the "Bridge Note"). The Bridge Note is due and payable in full, on or before June 30, 2016 or no later than 30 days after the Company receives financing of at least US $1.0 million.  In addition, the Company received $200,000 in loan proceeds from a third party investor pursuant to the terms of a Convertible Promissory Note in the principal amount of $500,000 (“Convertible Note”). The Company signed a second Convertible Note with a related party investor in the amount of $500,000, with the same terms and conditions as the Convertible Note.  No funds have been received currently from this Convertible Note.

The proceeds from the Bridge Note and the Convertible Note, together with cash advances from third parties subsequent to March 31, 2016, are anticipated to only be sufficient to provide for our working capital needs for at least the next three months; however, management believes that the Company’s current cash and cash equivalents will not be sufficient to meet working capital and capital expenditure requirements beyond such period.  As a result, the ability of the Company to continue as a going concern is dependent on generating future profitable operations and raising additional capital needed until the Company generates profits. Management is therefore seeking to raise additional debt and/or equity capital.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing working capital requirements, or to repay the proceeds advanced under the Convertible Note or by third parties when such amounts become due.

Our principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for product development, further development of intellectual property, as well as general working capital and capital expenditure requirements.

While we used a substantial amount of cash since June 30, 2015, management believes the investments made to develop new product offerings internationally, additions to its executive management and sales team to capitalize on future growth opportunities throughout the U.S. South America, China, among others, and investments made in infrastructure, will provide the foundation for future revenue growth.  Until such time as we are able to generate positive cash flow from operations, management will continue to focus on reducing discretionary costs and expenses, matching staffing levels with existing and forecasted sales levels, and and directing existing cash resources to activities intended to increase revenue.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management, together with our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2016. Based on their evaluation, the principal executive officer and principal financial officer concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2016.

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

 In the event that we are unable to repay our debt when due, we may have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all.

The Company currently has issued and outstanding short-term notes and other liabilities totaling $1,407,410 at March 31, 2016, of which $100,000 is represented by short-term notes payable.  Failure to meet the repayment or other obligations of our existing debt upon demand by any of our creditors on or before its due date could have a material adverse affect our business, results of operations and financial condition and threaten our financial viability.

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

For the nine months ended March 31, 2016, our management team, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls and determined that our internal control over financial reporting was not effective. At March 31, 2016, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in our internal control over financial reporting that continue to exist. Until we have been able to complete and test the effectiveness of the remediation of our internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued no shares of its common stock during the nine months ended March 31, 2016 in unregistered transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

(a)  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

4.1*	Form of Warrant issued in connection with the Convertible Promissory Note and Convertible Note between the Company and the holders thereof dated as of February 22, 2016
10.1*	Convertible Promissory Note between the Company and Xumei Li dated as of February 22, 2016
10.2*	Convertible Promissory Note between the Company and Duohui Tu dated as of February 22, 2016.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
———————
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sibling Group Holdings, Inc.

Dated: June 16, 2016	By:	/s/ Julie Young
Julie Young
Chief Executive Officer
(Principal Executive Officer)

Dated: June 16 , 2016	By:	/s/ Angelle Judice
Angelle Judice
Chief Financial Officer
(Principal Financial and Accounting Officer)